Form 10QSB
period 2003-03-31
VG TECH INC
filed 2003-05-15
CIK 1213111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  MARCH  31,  2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from  __________  to  __________

     Commission  File  Number  -  0-50163

                                  VG TECH, INC.
                                  -------------
        (Exact name of Small Business Issuer as specified in its charter)

NEVADA                                             52-2357931
------                                             ----------
(State  or other jurisdiction of                   (IRS Employer
incorporation)                                     Identification  No.)

          3235 WEST 4TH AVENUE, SUITE 101, VANCOUVER, BC CANADA V6K 1R8
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                  604-710-4272
                                  ------------
                           (Issuer's telephone number)

      ------------------------------------------------------------------------
     (Former name, former address and former fiscal year if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,515,000 SHARES OF COMMON STOCK AS AT MAY 8, 2003.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ended March 31, 2003 are included with this Form 10-QSB. The unaudited financial statements for the six months ended March 31, 2003 include:

(a)  Balance  Sheet  as  of  March  31,  2003  and  December  31,  2002;
(b) Statement of Operations -Three and six months ended March 31, 2003 and 2002 and for the period March 2, 2000 (Date of Incorporation) to March 31, 2003;
(c) Statement of Cash flows -Six months ended March 31, 2003 and 2002 and for the period March 2, 2000 (Date of Incorporation) to March 31, 2003;
(d)  Notes  to  Financial  Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.

                                       F1

                                 V G TECH, INC.
                          (A Development Stage Company)
                          INTERIM FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                    ---------





                                       F2

                                 V G TECH, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      March 31, 2003 and September 30, 2002
                                   (Unaudited)
                                    ----------


                                                        (Unaudited)      (Audited)
                                                         March 31,     September 30,
 ASSETS                                                     2003           2002
                                                        ------------  ---------------
Current Assets
    Cash . . . . . . . . . . . . . . . . . . . . . . .  $       672   $            -

Related party advances - Note 2. . . . . . . . . . . .            -            3,142
Capital assets . . . . . . . . . . . . . . . . . . . .        4,467            5,021
                                                        ------------  ---------------

                                                        $     5,139   $        8,163
                                                        ============  ===============

LIABILITIES

Current Liabilities
    Accounts payable . . . . . . . . . . . . . . . . .  $    10,203   $            -
    Due from a related party - Note 2. . . . . . . . .        1,658                -
    Loans payable - Note 3 . . . . . . . . . . . . . .        7,500                -
                                                        ------------  ---------------

                                                             19,361                -
                                                        ------------  ---------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, $0.001 par value
  25,000,000 shares authorized
  17,515,000 (September 30, 2002:  17,477,000) shares
  issued and outstanding . . . . . . . . . . . . . . .       17,516           17,478
Capital in excess of par value . . . . . . . . . . . .       75,429           74,707
Deficit accumulated during the development stage . . .   (  107,167)       (  84,022)
                                                        ------------  ---------------

                                                          (  14,222)           8,163
                                                        ------------  ---------------

                                                        $     5,139   $        8,163
                                                        ============  ===============




                                       F3

                                 V G TECH, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
        for the three and six month periods ended March 31, 2003 and 2002 and for the period March 2, 2000 (Date of Incorporation) to March 31, 2003
                                   (Unaudited)
                                    ---------


                                                                                     March 2, 2000
                                                                                   (Date of Incor-
                                  Three months ended         Six months ended         poration) to
                                        March 31,                  March 31,            March 31,
                                  2003          2002          2003          2002          2003

Revenue
   Sales . . . . . . . . . .  $         -   $         -   $     1,273   $         -   $     1,273
                              ------------  ------------  ------------  ------------  ------------

Expenses
   Accounting. . . . . . . .        3,204             -         7,879             -         8,539
   Advertising . . . . . . .            -             -             -             -         2,202
   Amortization. . . . . . .          277           360           554           721         4,942
   Bank charges and interest           30             -            83             -           381
   Consulting fees - Note 2.        8,726             -        12,726             -        30,626
   Legal . . . . . . . . . .            -             -             -             -        19,045
   Management fees . . . . .            -             -             -             -         7,558
   Office and miscellaneous.          922             -         1,458             -         7,710
   Printing. . . . . . . . .            -             -             -             -         2,683
   Telephone . . . . . . . .          140             -           328             -         3,129
   Website costs . . . . . .            -             -           220             -        20,455
   Travel. . . . . . . . . .        1,170             -         1,170             -         1,170
                              ------------  ------------  ------------  ------------  ------------

                                   14,469           360        24,418           721       108,440
                              ------------  ------------  ------------  ------------  ------------

Net loss for the period. . .  $ (  14,469)  $    (  360)  $ (  23,145)  $    (  721)  $(  107,167)
                              ============  ============  ============  ============  ============


Basic loss per share . . . .  $   (  0.00)  $   (  0.00)  $   (  0.00)  $   (  0.00)
                              ============  ============  ============  ============

Weighted average number
  of shares outstanding. . .   17,515,000    17,477,000    17,496,000    17,477,000
                              ============  ============  ============  ============




                                       F4

                                 V G TECH, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
             for the six month period ended March 31, 2003 and 2002
   and for the period March 2, 2000 (Date of Incorporation) to March 31, 2003
                                   (Unaudited)
                                    ---------


                                                                         March 2, 2000
                                                                       (Date of Incor-
                                                     Six months ended     poration) to
                                                          March 31,         March 31,
                                                      2003        2002        2003

Cash flows from operating activities
   Net loss for the period. . . . . . . . . . . .  $(  23,145)  $(  721)  $(  107,167)
   Add items not involving cash:
     Amortization . . . . . . . . . . . . . . . .         554       721         4,942
     Issuance of common stock for expenses. . . .           -         -         1,800
   Changes in non-cash working capital items:
     Advances from related parties. . . . . . . .       4,800         -         1,658
     Accounts payable . . . . . . . . . . . . . .      10,203         -        10,203
                                                   -----------  --------  ------------

                                                     (  7,588)        -     (  88,564)
                                                   -----------  --------  ------------

Cash flows from Investing Activity
   Acquisition of capital assets. . . . . . . . .           -         -      (  9,409)
                                                   -----------  --------  ------------

Cash flows from Financing Activities
   Common stock issued. . . . . . . . . . . . . .         760         -        91,145
   Loans payable. . . . . . . . . . . . . . . . .       7,500         -         7,500
                                                   -----------  --------  ------------

                                                        8,260         -        98,645
                                                   -----------  --------  ------------

Net increase in cash during the period. . . . . .         672         -           672

Cash at beginning of the period . . . . . . . . .           -         -             -
                                                   -----------  --------  ------------

Cash at end of the period . . . . . . . . . . . .  $      672   $     -   $       672
                                                   ===========  ========  ============

Supplemental disclosure of cash flow information:
   Cash paid for:
     Interest . . . . . . . . . . . . . . . . . .  $        -   $     -   $         -
                                                   ===========  ========  ============

     Income taxes . . . . . . . . . . . . . . . .  $        -   $     -   $         -
                                                   ===========  ========  ============





                                       F5

                                 V G TECH, INC.
                          (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
     for the period March 2, 2000 (Date of Incorporation) to March 31, 2003
                                   (Unaudited)
                                    ---------


                                                                       Deficit
                                                                      Accumulated
                                                       Capital in     During the
                                   Common Stock        Excess of      Development
                               Number*    Par Value    Par Value      Stage         Total

Capital stock issued
For services - at $0.0002. .   9,000,000  $    9,000  $ (  7,200)  $         -   $    1,800
For cash - at $0.01. . . . .   5,090,500       5,091      45,814             -       50,905
Net loss for the period. . .           -           -           -     (  40,430)   (  40,430)
                              ----------  ----------  -----------  ------------  -----------

Balance, September 30, 2000.  14,090,500      14,091      38,614     (  40,430)      12,275
Capital stock issued
For cash - at $0.01. . . . .   2,825,000       2,825      25,425             -       28,250
         - at $0.02 . .          561,500         562      10,668             -       11,230
Net loss for the period. . .           -           -           -     (  42,151)   (  42,151)
                              ----------  ----------  -----------  ------------  -----------

Balance, September 30, 2001.  17,477,000      17,478      74,707     (  82,581)       9,604
Net loss for the period. . .           -           -           -      (  1,441)    (  1,441)
                              ----------  ----------  -----------  ------------  -----------

Balance, September 30, 2002.  17,477,000      17,478      74,707     (  84,022)       8,163
Capital stock issued
For cash - at $0.02. . . . .      38,000          38         722             -          760
Net loss for the period. . .           -           -           -     (  23,145)   (  23,145)
                              ----------  ----------  -----------  ------------  -----------

Balance, March 31, 2003
 (Unaudited) . . . . . . . .  17,515,000  $   17,516  $   75,429   $(  107,167)  $(  14,222)
                              ==========  ==========  ===========  ============  ===========




* The number of shares issued and outstanding and the allocation between par value and capital in excess of par value has been restated to give retroactive effect for a forward stock split on a five for one basis approved by the sole officer and director on January 2, 2003.


                                       F6

                                 V G TECH, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                    ---------

Note  1   Interim  Financial  Statements
          ------------------------------

          The accompanying balance sheets of V G Tech, Inc. at March 31, 2003 and September 30, 2002 and the related statements of operations and cash flows for the three and six months ended March 31, 2003 and 2002 and the period March 2, 2000 (Date of Incorporation) to March 31, 2003 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These interim financial statements follow the same accounting policies and methods of their application as the September 30, 2002 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company's September 30, 2002 annual financial statements.

Note  2   Related  Party  Transactions
          ----------------------------

          The amounts due to/from a related party are for advances to/from the director of the Company. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

          During the interim periods, the Company incurred the following expenses charged by the director of the Company:

                                                     March 2, 2000
                                                    (Date of Incor-
                          Six months ended             poration) to
                               March 31,                March 31,
                       2003             2002             2003

Consulting fees  $               -  $           -  $          1,800
                 =================  =============  ================


          These expenditures were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Note  3   Loans  Payable
          --------------

          The loans payable are unsecured, non-interest bearing and have no specific terms for repayment.

Note  4   Subsequent  Event
          -----------------

          The Company is in the process of filing a Form 10SB to register its securities pursuant to Section 12(g) of the Securities Exchange Act of 1934.

ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Forward  Looking  Statements
----------------------------

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

OVERVIEW

V G Tech, Inc. (the "Company") was incorporated in the State of Nevada on March 2, 2000. We have no subsidiaries. We are a developer of high-end, computer-generated three-dimensional ("3D") digital illustrations and special effects. We provide digital graphic solutions by offering state of the art computer imaging technology solutions, with high-resolution color-corrected images ready for print production or for on-line use. We currently have no income producing contracts.

Our corporate and head offices are located at #101-3235 West 4th Avenue, Vancouver, British Columbia, Canada. The telephone number is (604) 710-4272 and the facsimile number is (604) 736-4912.

PLAN  OF  OPERATION

During 2002 VG Tech did minimal work in financial terms. However, we are optimistic about procuring contracts for fiscal 2003. It was not until November 2002 that Pablo Leites, our Digital Graphics consultant (see "Significant Employees"), committed more time and became more involved with the Company. He is a key contributor to our Company. we completed work in December of 2002 for Westpoint Conference Services, an online conference organizing company, and this work translated into only $1273 in revenue for our company. Our operating results are difficult to predict going forward and our future financial results are uncertain due to a number of factors, many of which are outside our control. VG Tech has planned expenditures over the next twelve months but many of these expenditures depend on our ability to obtain financing.

RESULTS  OF  OPERATIONS

We incurred a loss of $ 23,145 for the six months ended March 31, 2003. Operating expenses during the six months included professional (legal and accounting) fees incurred as a result of filing our Form 10SB registration statement with the United States Securities and Exchange Commission. We will continue to incur higher professional expenses in order to comply with our ongoing goal of becoming a public company. Professional fees increased from $0 for the first six months of 2002 to $7879 for the first six months of 2003. Consulting expenses increased from $0 during the first six months of 2002 to $12,726 for the same period in 2003. The increase in operating expenses incurred during the first six months of 2003 compared with the operating expenses incurred during the first six months of 2002 is due to the increased focus on becoming a public company and the increase in VG Tech's attempts to procure new contracts.

We are engaged in business for profit, but cannot predict future profitability. We currently have one semi fulltime employee and one consultant.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $672 as of March 31, 2003. We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable. Our management is currently providing capital through debt financing. Further initiatives are planned when we are better able to finance ourself in a better stock market environment. We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

We have limited assets and will require significant capital to complete any future research and development programs. We do not know the specific financial requirements of the projects, products or ventures in which we may eventually participate, and therefore do not know what our exact capital needs will be. In addition, we may incur substantial costs in connection with any research and/or negotiations for business opportunities, which may deplete our assets.

ITEM  3.        CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART  II  -  OTHER  INFORMATION

Item  1.    Legal  Proceedings

          NONE

Item  2.    Changes  in  Securities  and  Use  of  Proceeds

          NONE

Item  3.    Defaults  Upon  Senior  Securities:

          NONE

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders:

          NONE

Item  5.    Other  Information:

          NONE

Item  6.    Exhibits  and  Reports  on  Form  8-K

          (a)  Exhibits

               99.1 Certification  of  Steve  Livingston,  President  (Principal
                    Executive Officer and Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports  on  Form  8-K

               There  were  no Forms 8-K filed during the period of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May  13,  2003


VG  Tech,  Inc.



                         By:     /s/  Steve  Livingston
                         -------------------------------------
                         Steve  Livingston,  President
                         (Principal  Executive  Officer,
                         Principal  Financial  Officer,  and
                         Principal  Accounting  Officer)


CERTIFICATION  BY  PRINCIPAL  EXECUTIVE  OFFICER

I,  Steve  Livingston,  certify  that:

1.   I  have  reviewed  this  quarterly report on Form 10-QSB of V G Tech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  13,  2003

/s/  Steve  Livingston
----------------------
Steve  Livingston
President
(Principal  Executive  Officer)
(Principal  Financial  Officer)

                                                                    EXHIBIT 99.1

                                  CERTIFICATION

I,  Steve  Livingston,  President  and Principal Executive Officer and Principal
Financial  Officer  of  V  G  Tech,  Inc.  certify  that:

1.   I  have  reviewed  this  quarterly report on Form 10-QSB of V G Tech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


                                        V  G  Tech,  Inc.

                                        By:     /s/  Steve  Livingston
                                                ----------------------
                                                Steve  Livingston
                                                President  and  Principal
                                                Executive  Officer  and
                                                Principal  Financial  Officer

Date:  May  13,  2003