Form 10QSB
period 2003-06-30
VG TECH INC
filed 2003-08-04
CIK 1213111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  JUNE  30,  2003

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

           4676 WEST 6TH AVENUE, SUITE 2, VANCOUVER, BC CANADA V6R 1V7
           -----------------------------------------------------------
                    (Address of principal executive offices)
                    ----------------------------------------

                                  604-710-4272
                                  ------------
                           (Issuer's telephone number)
                           ---------------------------

        ---------------------------------------------------------------------_
     (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,515,000 SHARES OF COMMON STOCK AS AT JULY 31, 2003.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the nine months ended June 30, 2003 are included with this Form 10-QSB. The unaudited financial statements for the nine months ended June 30, 2003 include:

(a)  Balance  Sheet  as  of  June  30,  2003  and  September  30,  2002;
(b) Statement of Operations -Nine months ended June 30, 2003 and September 30, 2002;
(c) Statement of Cash flows -Nine months ended June 30, 2003 and September 30, 2002;
(d)  Statement  of  Changes  in  Stockholders'  Equity  (Deficiency);  and
(e)  Notes  to  Financial  Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2003.

                                       F1

                                 V G TECH, INC.
                          (A Development Stage Company)
                          INTERIM FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                    ---------





                                       F2

                                 V G TECH, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      June 30, 2003 and September 30, 2002
                                   (Unaudited)
                                    ----------


                                                                 (Unaudited)      (Audited)
                                                                   June 30,     September 30,
 ASSETS                                                              2003           2002
-------                                                         ------------  ---------------
Current Assets
    Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       364   $            -

Due from a related party - Note 3 . . . . . . . . . . . . . . .            -            3,142
Capital assets. . . . . . . . . . . . . . . . . . . . . . . . .        9,437            5,021
                                                                 -----------   ---------------

                                                                 $     9,802   $        8,163
                                                                 ===========   ===============

LIABILITIES
------------

Current Liabilities
    Accounts payable. . . . . . . . . . . . . . . . . . . . . .  $    11,300   $            -
    Due to a related party - Note 3 . . . . . . . . . . . . . .        8,740                -
    Loans payable - Note 4. . . . . . . . . . . . . . . . . . .       17,000                -
                                                                 -----------   ---------------

                                                                      37,040                -
                                                                 -----------   ---------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
---------------------------------

Common stock, $0.001 par value
    25,000,000 shares authorized
    17,515,000 (September 30, 2002:  17,477,000) shares issued
    and outstanding . . . . . . . . . . . . . . . . . . . . . .       17,516           17,478
Capital in excess of par value. . . . . . . . . . . . . . . . .       75,429           74,707
Deficit accumulated during the development stage. . . . . . . .   (  120,184)       (  84,022)
                                                                 -----------   ---------------

                                                                   (  27,239)           8,163
                                                                 -----------   ---------------

                                                                 $     9,802   $        8,163
                                                                 ===========   ===============





                             SEE ACCOMPANYING NOTES


                                       F3

                                 V G TECH, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
        for the three and nine month periods ended June 30, 2003 and 2002 and for the period March 2, 2000 (Date of Incorporation) to June 30, 2003
                                   (Unaudited)
                                    ---------



                                                                                                         March 2, 2000
                                                                                                        (Date of Incor-
                                          Three months ended                   Nine months ended         poration) to
                                                June 30,                             June 30,            June 30,
                                      2003                 2002               2003           2002        2003
                                                    -------------------                  ------------  -----------------
Revenue
   Sales . . . . . . . . . .  $                 -   $                -   $       1,273   $         -   $          1,273
                              --------------------  -------------------  --------------  ------------  -----------------

Expenses
   Accounting. . . . . . . .                3,360                    -          11,239             -             11,899
   Advertising . . . . . . .                    -                    -               -             -              2,202
   Amortization. . . . . . .                  453                  360           1,007         1,081              5,395
   Bank charges and interest                   31                    -             114             -                412
   Consulting fees - Note 3.                6,470                    -          19,196             -             37,096
   Legal . . . . . . . . . .                  315                    -             315             -             19,360
   Management fees . . . . .                    -                    -               -             -              7,558
   Office and miscellaneous.                1,126                    -           2,584             -              8,836
   Printing. . . . . . . . .                  608                    -             608             -              3,291
   Telephone . . . . . . . .                  654                    -             982             -              3,783
   Website costs . . . . . .                    -                    -             220             -             20,455
   Travel. . . . . . . . . .                    -                    -           1,170             -              1,170
                              --------------------  -------------------  --------------  ------------  -----------------

                                           13,017                  360          37,435         1,081            121,457
                              --------------------  -------------------  --------------  ------------  -----------------

Net loss for the period. . .  $         (  13,017)  $           (  360)  $   (  36,162)  $  (  1,081)  $     (  120,184)
                              ====================  ===================  ==============  ============  =================


Basic loss per share . . . .  $           (  0.00)  $          (  0.00)  $     (  0.00)  $   (  0.00)
                              ====================  ===================  ==============  ============

Weighted average number
  of shares outstanding. . .           17,515,000           17,477,000      17,502,333    17,477,000
                              ====================  ===================  ==============  ============





                             SEE ACCOMPANYING NOTES

                                       F4

                                 V G TECH, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
             for the nine month period ended June 30, 2003 and 2002
    and for the period March 2, 2000 (Date of Incorporation) to June 30, 2003
                                   (Unaudited)
                                    ---------




                                                                                          March 2, 2000
                                                                                         (Date of Incor-
                                                               Nine months ended          poration) to
                                                                     June 30,               June 30,
                                                          2003               2002             2003
                                                   -------------------  --------------  -----------------
Cash flows from operating activities
    Net loss for the period . . . . . . . . . . .  $        (  36,162)  $    (  1,081)  $     (  120,184)
    Add items not involving cash:
     Amortization . . . . . . . . . . . . . . . .               1,007           1,081              5,395
     Issuance of common stock for expenses. . . .                   -               -              1,800
    Change in non-cash working capital items:
      Accounts payable. . . . . . . . . . . . . .              11,300               -             11,300
                                                   -------------------  --------------  -----------------

                                                            (  23,855)              -         (  101,689)
                                                   -------------------  --------------  -----------------

Cash flows from Investing Activity
    Acquisition of capital assets . . . . . . . .            (  5,423)              -          (  14,832)
                                                   -------------------  --------------  -----------------

Cash flows from Financing Activities
    Common stock issued . . . . . . . . . . . . .                 760               -             91,145
    Repayment of advances from a related party. .               3,142               -                  -
    Advances from a related party . . . . . . . .               8,740               -              8,740
    Loans payable . . . . . . . . . . . . . . . .              17,000               -             17,000
                                                   -------------------  --------------  -----------------

                                                               29,642               -            116,885
                                                   -------------------  --------------  -----------------

Net increase in cash during the period. . . . . .                 364               -                364

Cash at beginning of the period . . . . . . . . .                   -               -                  -
                                                   -------------------  --------------  -----------------

Cash at end of the period . . . . . . . . . . . .  $              364   $           -   $            364
                                                   ===================  ==============  =================

Supplemental disclosure of cash flow information:
    Cash paid for:
    Interest. . . . . . . . . . . . . . . . . . .  $                -   $           -   $              -
                                                   ===================  ==============  =================

    Income taxes. . . . . . . . . . . . . . . . .  $                -   $           -   $              -
                                                   ===================  ==============  =================








                             SEE ACCOMPANYING NOTES

                                       F5

                                 V G TECH, INC.
                          (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period March 2, 2000 (Date of Incorporation) to June 30, 2003
                                   (Unaudited)
                                    ---------



                                                                         Deficit
                                                                     Accumulated
                                                         Capital in     During the
                                      Common Stock       Excess of    Development
                                Number*     Par Value     Par Value       Stage         Total
                              ------------  ----------  -------------  ------------  -----------
Capital stock issued
For services - at $0.0002. .     9,000,000  $    9,000  $   (  7,200)  $         -   $    1,800
For cash - at $0.01. . . . .     5,090,500       5,091        45,814             -       50,905
Net loss for the period. . .             -           -             -     (  40,430)   (  40,430)
                              ------------  ----------  -------------  ------------  -----------

Balance, September 30, 2000.    14,090,500      14,091        38,614     (  40,430)      12,275
Capital stock issued
For cash - at $0.01. . . . .     2,825,000       2,825        25,425             -       28,250
- at $0.02 . . . . . . . . .       561,500         562        10,668             -       11,230
Net loss for the period. . .             -           -             -     (  42,151)   (  42,151)
                              ------------  ----------  -------------  ------------  -----------

Balance, September 30, 2001.    17,477,000      17,478        74,707     (  82,581)       9,604
Net loss for the period. . .             -           -             -      (  1,441)    (  1,441)
                              ------------  ----------  -------------  ------------  -----------

Balance, September 30, 2002.    17,477,000      17,478        74,707     (  84,022)       8,163
Capital stock issued
For cash - at $0.02. . . . .        38,000          38           722             -          760
Net loss for the period. . .             -           -             -     (  36,162)   (  36,162)
                              ------------  ----------  -------------  ------------  -----------

Balance, June 30, 2003
 (Unaudited) . . . . . . . .    17,515,000  $   17,516  $     75,429   $(  120,184)  $(  27,239)
                              ============  ==========  =============  ============  ===========


* The number of shares issued and outstanding and the allocation between par value and capital in excess of par value has been restated to give retroactive effect for a forward stock split on a five for one basis approved by the sole officer and director on January 2, 2003.

                             SEE ACCOMPANYING NOTES

                                       F6

                                 V G TECH, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                    ---------


Note  1   Interim  Financial  Statements
          ------------------------------

          The accompanying balance sheets of V G Tech, Inc. at June 30, 2003 and September 30, 2002 and the related statements of operations and cash flows for the three and six months ended June 30, 2003 and 2002 and the period March 2, 2000 (Date of Incorporation) to June 30, 2003 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These interim financial statements follow the same accounting policies and methods of their application as the September 30, 2002 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company's September 30, 2002 annual financial statements.

Note  2   Continuance  of  Operations
          ---------------------------

          The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At June 30, 2003, the Company has a working capital deficiency of $36,676 and has accumulated losses of $27,239 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note  3   Related  Party  Transactions
          ----------------------------

          The amounts due to/from a related party are for advances to/from the director of the Company. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

          During the interim periods, the Company incurred the following expenses charged by the director of the Company:

                                                                     March 2, 2000
                                                                    (Date of Incor-
                             Three and Nine months ended             poration) to
                                     June 30,                        June 30,
                               2003          2002                       2003
                 -----------------------------------------         ----------------
Consulting fees          $          -        $           -         $      1,800
                         ============        =============         ============


          These expenditures were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Note  4   Loans  Payable
          --------------

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

OVERVIEW

We are a developer of high-end, computer-generated three-dimensional ("3D") digital illustrations and special effects. We provide complete digital graphic solutions by offering state of the art computer imaging technology solutions, with high-resolution color-corrected images ready for print production or for on-line use.

PLAN  OF  OPERATION

During 2002 VG Tech did minimal work in financial terms. However, we are optimistic about procuring contracts for fiscal 2003. It was not until November 2002 that Pablo Leites, our Digital Graphics expert committed more time and became more involved with the Company. He is a key contributor to our Company. The work we completed in 2002 was done for Westpoint Conference Services, an online conference organizing company, and this work translated into only $1273 in revenue for our company. Our operating results are difficult to predict going forward and our future financial results are uncertain due to a number of
factors,  many  of  which  are  outside  our  control.   VG  Tech  has  planned
expenditures over the next twelve months but many of these expenditures depend on our ability to obtain financing.

                              HARDWARE AND SOFTWARE
                              ---------------------

Currently, Pablo Leites possesses the software required to complete our customers work. The software utilized to provide these services is licensed to Mr. Leites and is sufficient for our use. Mr. Leites is a consultant to the company. Should we hire a marketing person, as we anticipate, we would require a computer and printer valued together at approximately $1400.

                           OFFICE SPACE AND FURNITURE
                           --------------------------

The Company recently moved offices to 4676 West 6th Avenue, Suite 2, Vancouver, BC Canada V6R 1V7. The Company wishes to move into a larger work space during fiscal 2003. If this move occurs, we will require office furniture for 3 employees. This could entail a cost of approximately US$7000 over 12 months. Office leases currently being contemplated would cost the Company $2000 to $2400.

RESULTS  OF  OPERATIONS

We incurred a loss of $13,017 for the three months ended June 30, 2003, compared to a loss of $360 for the three months ended June 30, 2002. We incurred a loss of $36,162 for the nine months ended June 30, 2003, compared to a loss of $1081 for the nine months ended June 30, 2002. Operating expenses during the nine months included professional (legal and accounting) fees incurred as a result of filing our Form 10-SB statement with the Securities and Exchange Commission.

We will continue to incur higher professional expenses in order to comply with our ongoing goal of becoming a public company. Professional fees increased from $0 for the three months ended June 30, 2002 to $ 3,360 for the three months ended June 30, 2003. Consulting expenses increased from $0 in the three and nine month periods ending June 30, 2002 to $6,470 and $19,196 respectively for those same periods ending June 30, 2003. Generally speaking the increase in operating expenses incurred during the three month and nine month periods of 2003 over the previous years same periods reflected the attempt to reactivate this business.

We are engaged in business for profit, but cannot predict future profitability. We currently have one full-time employee and one part time employee.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $364 as of June 30, 2003. While this figure may seem minimal, our President Steve Livingston has to this point continued to lend VG Tech the money it requires. This may or may not continue in the future. We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable. Our management is currently providing capital through debt financing. Further initiatives are planned when we are better able to finance ourself in a better stock market environment. We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

NONE

Item  5.  Other  Information:

     NONE

Item  6.  Exhibits  and  Reports  on  Form  8-K.

     (a)  Exhibits

          99.1 Certification of Steve Livingston, President (Principal Executive Officer and Principal Financial Officer), pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports  on  Form  8-K:  NONE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July  31,  2003


                                              VG  Tech,  Inc.


                                      By:     /s/  Steve  Livingston
                                              ----------------------
                                             Steve  Livingston,  President
                                             (Principal  Executive  Officer,
                                             Principal  Financial  Officer,  and
                                             Principal Accounting Officer)


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

Date:  July  31,  2003

                                              VG  Tech,  Inc.


                                      By:     /s/  Steve  Livingston
                                              ----------------------
                                             Steve  Livingston,  President
                                             (Principal  Executive  Officer,
                                             Principal  Financial  Officer,  and
                                             Principal Accounting Officer)

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

                                              VG  Tech,  Inc.


                                      By:     /s/  Steve  Livingston
                                              ----------------------
                                             Steve  Livingston,  President
                                             (Principal  Executive  Officer,
                                             Principal  Financial  Officer,  and
                                             Principal Accounting Officer)

Date:  July  31,  2003