Form 10KSB
period 2003-09-30
VG TECH INC
filed 2003-11-28
CIK 1213111

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No.  0-50163

VG TECH, INC.

(Exact name of Registrant as specified in its charter)

NEVADA                                                                    52-2357931

(State or other jurisdiction of                                              (I.R.S. Employer

incorporation or organization)                                        Identification Number)

4676 W 6th Ave., Suite A

 Vancouver, BC Canada

V6R 1V7

(Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code: (604) 710-4272

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: 25,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Revenues for the period ended September 30, 2003 were $4,423.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of September 30, 2003 is $3,406,000

The number of shares of the issuer's Common Stock outstanding as of September 30, 2003 is 17,515,000.

Transitional Small Business Disclosure Format (check one):

Yes [   ]  No [ X ]

-

TABLE OF CONTENTS

PAGE

PART I

Item 1.

Description of Business

3

Item 2.

Description of Property

7

Item 3.

Legal Proceedings

7

Item 4.

Submission of Matters to a Vote of Security Holders

7

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

7

Item 6.

Management's Discussion and Analysis or Plan of Operation

8

Item 7.

Financial Statements

9

Item 8.

Changes in and Disagreements with Accountants on Accounting

   and Financial Disclosure

9

Item 8A.

Controls and Procedures

9

PART  III

Item 9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

9

Item 10.

Executive Compensation

10

Item 11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

11

Item 12.

Certain Relationships and Related Transactions

12

Item 13.

Exhibits and Reports on Form 8-K

12

Item 14.

Principal Accountant Fees and Services

13

SIGNATURES

14

#

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Actual results could differ materially from those projected in the forward-looking statements if assumptions upon which the forward-looking statements are based do not turn out to be true.  The assumptions upon which the forward-looking statements are based include without limitation:

•

We will obtain funding sufficient to execute its business plan.

•

We will be successful competing in a competitive market.

•

Our key personnel will remain with the Company.

•

We will be able to hire skilled personnel for key positions as needed and within our budgetary constraints.

ITEM 1.

Description of Business

History

V G Tech, Inc. (the “Company”) was incorporated in the State of Nevada on March 2, 2000.  We have no subsidiaries.  We are a developer of high-end, computer-generated three-dimensional (“3D”) digital illustrations and special effects.  We provide complete digital graphic solutions by offering state of the art computer imaging technology solutions, with high-resolution color-corrected images ready for print production or for on-line use.

Our corporate and head offices are located at 4676 W 6th Avenue, Suite A, Vancouver, British Columbia, Canada.  The telephone number is (604) 710-4272 and the facsimile number is (604) 736-4912.

All dollar amounts are expressed in United States Dollars.  Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  Transactions which occur in Canadian dollars are converted into US Dollars.

We have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of its business, not disclosed herein.

Operations

During 2003, we did minimal work in financial terms.  However, we are optimistic about procuring contracts for fiscal 2004.  Pablo Leites, our Digital Graphics consultant (see “Significant Employees”) and a key contributor to our company, committed more time and become more involved with the Company from November 2002.  The work we completed in 2002 and 2003 was done for Westpoint Conference Services, an online conference organizing company, and this work translated into $4,423 in revenue for our company.  Our operating results are difficult to predict going forward and our future financial results are uncertain due to a number of factors, many of which are outside our control.   We have planned expenditures over the next twelve months; however, many of these expenditures depend on our ability to obtain financing.

Hardware and Software

We do not have any planned expenditures in the area of hardware over the next twelve months. Currently, Pablo Leites possesses the software required to complete our customers’ work.  The software utilized to provide these services is licensed to Mr. Leites and is sufficient for our use.  Mr. Leites is a consultant to the company.  Should we hire a marketing person, as we anticipate, we would require a computer and printer valued together at approximately $1,500.

Current and New Employment

When our budget allows, we anticipate we will hire a marketing person to assist us to gain new contracts.  This marketing person will earn $3000 per month.    Mr. Livingston and Mr. Leites together command $3000 per month and $2000 per month in consulting fees, respectively.  To date, Mr. Leites has drawn a semi regular monthly consulting fee while Mr. Livingston has not yet commenced providing his marketing services.

Professional Fees

While the company currently sustains significant legal and accounting fees related to its registration, and its pursuit to become a public issuer, we anticipate that, within six months, these expenditures should subside.    We expect that we will require approximately $8,000 to $10,000 over the next twelve months to satisfy our legal and accounting requirements.

Including miscellaneous expenses, we will require at least US$125,000 over the next twelve months to satisfy our operating expenses.

Currently we plan to finance our cash requirements by borrowing money from Steve Livingston, our president, as all of our original funding raised in equity financings has been consumed.  Mr. Livingston has recently loaned the Company the funds it requires to pay Mr. Leites and other professional fees due from the Company. There is no guarantee that Mr. Livingston will continue to lend money to the Company.  We may also receive loans from other individuals not affiliated with the Company.  There are no assurances that we will be successful in obtaining financing at any stage preceding the possible successful registration of our stock.  We will, however, continue to pursue equity and debt financing.

We are currently in the development stage and have not yet generated any significant revenues. At September 30, 2003 and as of the date of the filing of this 10-KSB statement, our total revenues were US$4,423 and our accumulated deficit is $134,266.

Principal Products and Services

Technology

3D Digital Imaging

3D digital imaging is a technology that allows us to create almost any conceivable concept into a realistic photographic image.  The client usually provides us with a simple hand drawn sketch, which we then interpret by creating 3D computer models.  We utilize leading software for the creation of such images including Maya, 3D Studio Max, LightWave, and Poser.  We have chosen to utilize these technologies because they offer the versatility and quality we need to achieve our goals and create the highest quality end-product.

The following is a summary of our services:

Image Retouching:  This service provides clients with the ability to make changes to already existing photographs that either have problems, or that need simple or complex changes.

3D Computer Imaging: This is the creation and composition of digital images produced inside a three dimensional digital system with photographic quality that allows us to materialize objects and scenes conceptualized by our customers.  These images are 100% digitally generated and involve no photography and or traditional illustration.

Hybrid Imaging: The fusion of two techniques, 3D computer generated digital imaging and traditional photographic images, are combined to create an illusion that will be eye catching and  unique. With this technique, we can create almost any imaginable effect with a photo realistic look.

3D Digital Visualization:  This service is offered to the architectural and product design markets. We offer full photo realistic digital visualizations of buildings and products before they are built.  This technique allows clients make quick changes to their designs, without incurring the usual high production costs.  3D Digital visualization allows clients to envision their products or spaces before they are built.  An example of this is architecture, where a developer can pre-sell a condo by creating 3D digital models of apartments, lobby, and recreational areas, to attract potential buyers long before construction begins.  Digital visualization will also help the developer foresee possible problems in construction and finishing, thus saving time and high correction costs.

Digital Photography:  The process of direct digital capture of images to be used in conjunction with computer imaging allows for faster and more realistic results, by being able to skip all of the time and processing costs usually involved in traditional film photography, as well as allowing us to stay in a competitive pricing margin.  Digital photography will allow the company to stay in a competitive pricing margin by being able to offer the mixture of 3D digital imaging in conjunction with digital photography to speed up many production scenarios, where 3D imaging alone would prove to be too time intensive, thus elevating costs.   Manipulating digital pictures can allow less time to finish a contract.

Marketing

Due to intense competition, we believe that the most effective way to penetrate our target market is to utilize the Internet, together with traditional marketing methods (brochures, mail, print ads, and sales representatives).  The problem the Company faces is the cost of this marketing expense. Thus, we plan to utilize a mixture traditional marketing strategies, staying within our very limited budget.

We currently focus our sales and marketing efforts on the following:

1.

Existing contacts of Pablo Leites.   Mr. Leites has a wealth of ex-clients that VG Tech has not accessed yet.

2.

Direct mailings.  We are also planning to create direct mail pieces every four months, which are specifically targeted to industry related clients such as advertising agencies, photographers, architects, and many organizations involved in product development.

3.

Sales Representatives. Another approach is the partnering with sales representatives that are involved in the advertising industry.  These reps provide excellent market penetration, since they are already well positioned within the industry.  The only draw back of this technique is that a substantial portion of the final estimated production costs are sacrificed, which may run up to 30% of the cost of the job.

Research and Development

The Company has not conducted any research and development.

Subsidiaries

VG Tech, Inc. does not have any subsidiaries.

Risk Factors

We face substantial risks in executing our business plan and achieving revenues.  The following risks are material risks that we face.  If any of the following risks occur, our business and our operating results and financial condition could be seriously harmed:

Limited Assets.

We have limited assets and will require significant capital to complete our research and development programs and initial operations period. We do not know the exact specific financial requirements of the projects, products or ventures in which we may eventually participate, and therefore do not know what our exact capital needs will be.  In addition, we may incur substantial costs in connection with any research and/or negotiations for business opportunities, which may deplete our assets.

Our Short Operating History Makes Our Business Difficult to Evaluate.

We have a limited operating history upon which to base an evaluation of our business and prospects.  Consequently, our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.   In such a situation, our results of operation would be negatively effected and our business could fail.

Additional Financing.

We will require additional financing in order to continue our business plan.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operations.

Competitiveness of Industry.

Because of low barriers to entry in the graphics business we can say the industry is intensely competitive.  There can be no assurance that any competitors will not develop and offer services similar, or even superior, to the products to be developed and offered by us.  Such competitiveness is likely to bring both strong price and quality competition to the sale of our services. This will mean, among others things, increased costs in the form of marketing, manufacture and customer services, along with a reduction in product pricing. Generally, this will have a significant negative effect on our bottom line profits.

We believe that our ability to compete successfully in the digital imaging services market depends on a number of factors, including market presence; the adequacy of our customer support services; the capacity, reliability and security of our network infrastructure; the ease of access to and navigation of the Internet provided by our services; our pricing policies, our competitors and our suppliers; the timing of introductions of new services and products by us and our competitors; our ability to support existing and emerging industry standards; and industry and general economic trends. There can be no assurance that we will have the financial resources, technical expertise or marketing and support capabilities to compete successfully.

We Carry No Insurance Policies.

We currently carry no policies of insurance to cover any type of risk to our business.

Reliance on Key Personnel.

Our success depends to a significant extent on the continued service of Pablo Leites. The loss or interruption of services from Mr. Leites, for whatever reason, could have a material adverse effect on us. In the event of the loss of services of Mr. Leites, no assurances can be given that we will be able to obtain the services of adequate replacement personnel.

Operating Results Are Difficult to Predict.

We plan to run at a loss for at least 12 months. This means that we will rely on our continued fund raising efforts for an indefinite period of time.

ITEM 2.

Description of Property

We maintain our principal office at 4676 W 6th Ave, Suite A, Vancouver, British Columbia, Canada V6R 1V7.

ITEM 3.

Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.

Submission of Matters to a Vote of Security Holders.

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

Market for Registrant's Common Equity and Related Stockholders Matters

Market for Common stock

There is no market for our Common Stock.  As of September 30, 2003, there were 17,515,000 shares of Common Stock outstanding, and 17,477,000 issued.

Recent Unregistered Sales of Securities

There has been no recent sales of unregistered securities.

Holders of Common Stock

As of September 30, 2003 there were 31 registered shareholders.  As of September 30, 2003, no warrants or stock options had been issued.  At the present time there are no shareholders who have rights preferential to those of any other of the common shareholders.

Dividends

VG Tech, Inc. presently plans to reinvest any future earnings in the business and, therefore, the Company is unlikely to declare any cash dividends in the foreseeable future. We have not declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.

Management's Discussion and Analysis or Plan of Operation

Plan of Operation

We had cash on hand in the amount of $1,913 as of September 30, 2003.  We will require additional financing to enable us to complete our 12 month plan.  We will also require additional financing in order to meet our obligations for the next twelve-month period, including payment of the legal and accounting expense of complying with its obligations as a reporting issuer under the Securities Exchange Act of 1934 (the "Exchange Act").  The Company’s president, Steve Livingston, has provided the Company with operating capital in the form of unsecured demand loans to meet its cash needs until our Company is self-sustaining or more additional capital is raised. As a result, there have been no substantial cash excesses.  However, Mr. Livingston has not made a firm commitment to continue financing the company and may discontinue being a source of funds at any time.  We have also obtained debt financing from four non-affiliates.  We hope to raise money through sales of common stock to private investors and through smaller, institutional avenues.  Stock options may also be offered in the future.

We have limited assets and will require significant capital to complete our research and development programs and initial operations period.  We do not know the exact specific financial requirements of the projects, products or ventures in which we may eventually participate, and therefore we do not know what our exact capital needs will be.  In addition, we may incur substantial costs in connection with any research and development and/or negotiations for business opportunities, which may deplete our assets.

We expect to incur a net loss at the end of the fiscal year 2004.  We cannot presently estimate when we may become profitable, if ever.

Results of Operations

Results of Operation for the year ended September 30, 2003 ("2003") as compared to the year ended September 30, 2002 ("2002")

We incurred a loss of $50,244 for 2003, compared to a loss of only $1,441 for 2002.   The increased losses sustained in 2003 were a result of pursuing our plan to become successful, whereas we were significantly more idle in the previous fiscal year.

We also expect to continue to incur higher professional expenses in order to comply with our ongoing obligations under the Exchange Act.  Professional fees increased from $0 for 2002 to $16,849 for 2003.  In all expense categories for the most part the Company experienced almost no expenses in 2002 due to an idle period in our development stage.

We earned $4,423 in revenues during 2003.

Liquidity and Capital Resources

We had cash of $1,913 as of 2003, compared to a cash position of $0 as of 2002.  We expect to run at a loss for at least the next 12 months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance the Company on acceptable terms in order to enable us to complete its plan of operations even if the stock market conditions improve.

ITEM 7.

Financial Statements

The information required by this item is set forth in Item 13 of this Report.

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures.

ITEM 8A.

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Exchange Act) as of a date within 90 days before the filing date of this annual report. He concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)

Changes in internal controls.

Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART III

ITEM 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name	Age	Position
Steve Livingston	35	Director, President, Secretary and Treasurer

Steve Livingston – President, CEO and Director

Mr. Livingston is the sole director and president of the company.  While this is the first time Mr. Livingston has been a director of a reporting company, he has a high level of interest in technology and acknowledges that Mr. Leites oversees the day to day technical operations of the company.    Mr. Livingston is also a sophisticated investor and understands equity markets well.

Significant Employee

Pablo Leites  -  Digital Graphics Creator, Contractor

Mr. Leites is our Digital Graphics Creator.  He works for us pursuant to a consulting contract.  He provides a significant contribution to the technical aspects of the Company.  Born in Mexico City, Mexico, Mr. Leites graduated from Art Center College of Design with a Bachelor of Fine Arts in Photography in Pasadena, CA.  Upon his return to Mexico City, he founded Diseo Virtual, and implemented his photographic knowledge into 3D computer generated imagery, which he applied in the creation of special effects, multimedia development, and web design for a wide variety of clients, including several international advertising agencies. Since 1998, he has collaborated with several Vancouver companies creating 3D graphics and web development. In 1999, he merged with two other people to create SMARTeam,  multimedia solutions firm.   He left that group in March 2001 to start Render Zero, consisting of a group of professionals in Mexico City, with Mr. Leites representing Render Zero in Vancouver, creating high-end graphics for many large clients including Pepsi, Nestle’s, Ballantines Finest Scotch Whisky and Absolut Vodka and BC Hydro.  While in other positions, Mr. Leites assisted with the conceptualization of VG Tech and assisted VG Tech build its business plan.  Mr Leites became a full time consultant in November, 2002.

Terms of Office

The Company's directors are appointed for one-year terms to hold office until the next annual general meeting of its shareholders or until removed from office in accordance with its by-laws.  The Company's officers are appointed by its board of directors and hold office until removed by the board. To this point the President and Director of the Company has no stipulated term to his office.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, none of the officers, directors or beneficial owners of more than ten percent of the Common Stock failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.    Executive Compensation

No officer or director of the Company received or accrued any plan, cash or non-cash compensation from the Company during the fiscal year ended September 30, 2003.  Steve Livingston will draw US$36,000 per annum upon commencement of his services.

Annual Compensation Table

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation
Awards Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Under-lying Options/ SARs (1)(#)	LTIP (2) Payout ($)	All Other Compensation ($)
Steve Livingston, President and CEO	2003 2002 2001	$ 0 $ 0 $ 0	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)

"SARS" or "stock appreciation right" means a right granted by US, as compensation for services rendered, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of our publicly traded securities.

(2)

"LTIP" or "long term incentive plan" means any plan which provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units.

Employee Benefit and Consulting Services Compensation Plan.

The Company has reserved for issuance up to 500,000 shares of its Common Stock, to be issued to officers, directors, employees and consultants pursuant to its stock option plan (the "Plan").  Its board of directors may increase the number of shares covered by the Plan at any time.  As of the date of this registration statement, no options have been granted and no shares have been issued pursuant to the Plan.  Additional securities or options to acquire securities may be issued or granted pursuant to the Plan at any time by its board of directors, in most cases without requiring shareholder approval.

ITEM 11.

Security Ownership of Certain Beneficial Owners and Management

The table below provides the beneficial ownership of VG Tech common stock by each person known by the Company to beneficially own more than 5% of its common stock outstanding as of November 10, 2003 and by the officers and directors of VG Tech as a group.  Except as otherwise indicated, all shares are owned directly.

Name	Common Shares Owned (1)	Percent of Class
Steve Livingston 2545 W 15th Ave Vancouver, B.C V6K 2Y9 Canada	9,000,000	51.4%

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

(1)

"Beneficial ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(1)

Percentage is calculated based upon 17,515,000 outstanding common shares at November 10, 2003.

ITEM 12.

Certain Relationships and Related Transactions.

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any transaction to which we are proposed to be a party:

(a)

any director or officer;

(b)

any proposed nominee for election as a director;

(c)

any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company's common stock; or

(d)

any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary

Steve Livingston, its sole officer and director, has made a series of unsecured, non-interest bearing demand loans to us that were necessary to keep our operations going.  At September 30, 2003, these loans totaled $22,340.

We currently do not have any policies about entering into transactions with affiliated parties. Other than this transaction, no director, executive officer or nominee for election as a director of VG Tech and no owner of five percent or more of VG Tech outstanding shares or any member of their immediate family has entered into or proposed any transactions in which the amount involved exceeds US$10,000.

Part IV

ITEM 13.

Exhibits, Financial Statements Schedules and Reports on Form 8-K

ITEM 13(a).

EXHIBITS.

Number

Description

3.1

Articles of Incorporation

(1)

3.3

By-Laws

(1)

4.1

Specimen Share Certificate

(1)

23.1

Consent of Independent Auditors

(1)

Incorporated by reference from Form 10-SB Registration Statement filed .

Financial Statements

The Company's financial statements, as described below, are attached hereto.

1.

Audited financial statements for the periods ending September 30,

2003 and September 30 2002 including:

(a)

Balance Sheets;

(b)

Statements of Operations;

(c)

Statements of Cash Flows;

(d)

Statement of Stockholders' Equity;

(e)

Notes to the Financial Statements.

ITEM 13(b).

REPORTS ON FORM 8-K.

We filed no reports on Form 8-K during the last quarter of the fiscal year ended September 30, 2003, the period covered by this report.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, Amisano Hanson:

Type of Services Rendered	2003 Fiscal Year	2002 Fiscal Year
(a) Audit Fees	$7,666	$Nil
(b) Audit-Related Fees (eg. review of Form 10-SB, Form 10-KSB, Form 10-QSB)	$7,035	$Nil
(c) Tax Fees	$Nil	$Nil
(d) All Other Fees	$Nil	$Nil

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VG TECH, INC.

By:

/s/ Steve Livingston

Steve Livingston, President

Dated:

November 24, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Steve Livingston

Steve Livingston, Sole Director,

Principal Executive Officer,

Principal Financial Officer, and

Principal Accounting Officer

Date:

November 24, 2003

#

EXHIBIT INDEX

Number

Description

Page

3.1

Articles of Incorporation

(1)

3.3

By-Laws..................................................

(1)

4.1

Specimen Share Certificate

(1)

23.1

Consent of Independent Auditors

31.1

Certification of Chief Executive Officer and Chief Financial Officer

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Steve Livingstone, Chief Executive Officer and

Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002

(1) Incorporated by reference from Form 10-SB Registration Statement filed on .

Independent Auditors’ Report

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Cash Flows

F-4

Statement of Stockholders’ Equity

F-5

Notes to the Financial Statements

F-6

#

V G TECH, INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

September 30, 2003, and 2002

(Stated in US Dollars)

INDEPENDENT AUDITORS' REPORT

To the Stockholders,

V G Tech, Inc.

We have audited the accompanying balance sheets of V G Tech, Inc. (A Development Stage Company) as of September 30, 2003 and 2002 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three year period ended September 30, 2003 and for the period March 2, 2000 (Date of Incorporation) to September 30, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of V G Tech, Inc. as of September 30, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three years ended September 30, 2003 and from March 2, 2000 (Date of Incorporation) to September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
October 9, 2003	Chartered Accountants

 #

V G TECH, INC.

(A Development Stage Company)

BALANCE SHEETS

September 30, 2003 and 2002

(Stated in US Dollars)

ASSETS	2003	2002
Current
Cash	$ 1,913	$ -
Advances receivable – Notes 3 and 10	4,005	3,142
Capital assets – Note 4	8,101	5,021

	$ 14,019	$ 8,163

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 16,000	$ -
Loans payable – Note 5	39,340	-

	55,340	-

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value
25,000,000 shares authorized
17,515,000 (2002: 17,477,000) shares issued and outstanding	17,516	17,478
Capital in excess of par value	75,429	74,707
Deficit accumulated during the development stage	(134,266)	(84,022)

	(41,321)	8,163

	$ 14,019	$ 8,163

Nature and Continuance of Operations - Note 1

Commitment – Note 8

 #

SEE ACCOMPANYING NOTES

V G TECH, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended September 30, 2003, 2002 and 2001,

and for the period March 2, 2000 (Date of Incorporation) to September 30, 2003

(Stated in US Dollars)

				March 2, 2000
				(Date of Incor-
				poration) to
	September 30,			September 30,
	2003	2002	2001	2003
Revenue
Sales	$ 4,423	$ -	$ -	$ 4,423

Expenses
Accounting and auditing fees	14,701	-	480	15,361
Advertising	-	-	-	2,202
Amortization	1,510	1,441	1,882	5,898
Bank charges and interest	286	-	209	584
Consulting fees – Note 10	25,197	-	-	43,097
Legal fees	2,148	-	19,045	21,193
Management fees	-	-	7,111	7,558
Office and miscellaneous	1,835	-	3,694	8,087
Printing	608	-	1,455	3,291
Telephone	1,522	-	1,605	4,323
Transfer agent and filing fees	3,488	-	-	3,488
Travel	2,319	-	-	2,319
Website costs	220	-	6,670	20,455

	53,834	1,441	(42,151)	137,856

Net loss before other item:	(49,411)	(1,441)	(42,151)	(133,433)
Other item:
Loss on disposal of capital asset	(833)	-	-	(833)

Net loss for the period	$ (50,244)	$ (1,441)	$ (42,151)	$ (134,266)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding – Note 9	17,505,500	17,477,000	17,021,000

 3

SEE ACCOMPANYING NOTES

V G TECH, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended September 30, 2003, 2002 and 2001,

and for the period March 2, 2000 (Date of Incorporation) to September 30, 2003

 (Stated in US Dollars)

				March 2, 2000
				(Date of Incor-
				poration) to
	September 30,			September 30,
	2003	2002	2001	2003
Cash flows used in Operating Activities
Net loss for the period	$ (50,244)	$ (1,441)	$ (42,151)	$ (134,266)
Add item not involving cash:
Amortization	1,510	1,441	1,882	5,898
Issuance of common stock for expenses	-	-	-	1,800
Loss on disposal of capital assets	833	-	-	833
Changes in non-cash working capital items
Accounts payable and accrued liabilities	16,000	-	-	16,000

	(31,901)	-	(40,269)	(109,735)

Cash flow used in Investing Activities
Advances receivable	(863)	-	(1,424)	(4,005)
Acquisition of capital assets	(5,423)	-	-	(14,832)

	(6,286)	-	(1,424)	(18,837)

Cash flow from Financing Activities
Issuance of common stock	760	-	39,480	91,145
Loans payable	39,340	-	-	39,340

	40,100	-	39,480	130,485

Increase (decrease) in cash during the period	1,913	-	(2,213)	1,913

Cash, beginning of the period	-	-	2,213	-

Cash end of the period	$ 1,913	$ -	$ -	$ 1,913

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -	$ -

 4

SEE ACCOMPANYING NOTES

V G TECH, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the period March 2, 2000 (Date of Incorporation) to September 30, 2003

(Stated in US Dollars)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Number*	Par Value	Par Value	Stage	Total
Capital stock issued
For services – at $0.002	9,000,000	$ 9,000	$ (7,200)	$ -	$ 1,800
For cash – at $0.01	5,090,500	5,091	45,814	-	50,905
Net loss for the period	-	-	-	(40,430)	(40,430)

Balance, September 30, 2000	14,090,500	14,091	38,614	(40,430)	12,275
Capital stock issued
For cash – at $0.01	2,825,000	2,825	25,425	-	28,250
– at $0.02	561,500	562	10,668	-	11,230
Net loss for the period	-	-	-	(42,151)	(42,151)

Balance, September 30, 2001	17,477,000	17,478	74,707	(82,581)	9,604
Net loss for the period	-	-	-	(1,441)	(1,441)

Balance, September 30, 2002	17,477,000	17,478	74,707	(84,022)	8,163
Capital stock issued
For cash – at $0.02	38,000	38	722	-	760
Net loss for the period	-	-	-	(50,244)	(50,244)

Balance, September 30, 2003	17,515,000	$ 17,516	$ 75,429	$ (134,266)	$ (41,321)

*

The number of shares issued and outstanding and the allocation between par value and capital in excess of par value has been restated to give retroactive effect for a forward stock split on a five for one basis approved by the sole officer and director on January 2, 2003.

 5

SEE ACCOMPANYING NOTES

V G TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2003 and 2002

(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

The Company is in the development stage and is in the business of developing high end computer generated 3D digital illustrations and special effects for various industries.

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $134,266 since inception and has a working capital deficiency of $53,427 at September 30, 2003.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company’s current working capital is not sufficient to support current commitments and operations and planned expansion for the next twelve months. The Company estimates that it will require approximately $130,000 to fund its operations and business plan for the next twelve months and may require an additional $70,000 to purchase certain capital assets if the current consulting agreement is discontinued. The Company’s services require further development and accordingly current sales are limited. The Company currently has no formal financing arrangements in place and can provide no assurance that additional funding will be available on acceptable terms to the Company.

The Company plans to obtain additional financing by loans from its director and president however there is no guarantee that additional funds will be loaned. The Company may also solicit loans from other non-affiliated individuals however there is no assurance that such loans can be negotiated or that such financing will be available on terms favourable to the Company. The Company may also obtain additional financing by the sale of its common stock, however the Company is not publicly listed nor is its stock currently quoted or traded and currently there are no plans for the sale of common stock. The Company’s services require further development and there can be no assurance that it will be successful in selling its services. During the subsequent year, the cost of developing services for sale is likely to exceed their sale proceeds.

The Company was incorporated in the State of Nevada, in the United States of America on March 2, 2000.

Note 2

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.  Actual results may vary from these estimates.

 #

V G Tech, Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2003 and 2002

(Stated in US Dollars) – Page #

Note 2

Summary of Significant Accounting Policies – (cont’d)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

Capital Assets and Amortization

Capital assets are recorded at cost.  The Company provides for amortization using the declining balance method at the following annual rates:

Furniture and fixtures

20%

Computer equipment

30%

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”) which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Basic Loss Per Share

The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and  accounts payable and accrued liabilities approximate their fair value due to the short maturity of such instruments.  Advances and loans payable also approximates their fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

 #

V G Tech, Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2003 and 2002

(Stated in US Dollars) – Page #

Note 2

Summary of Significant Accounting Policies – (cont’d)

Revenue Recognition

Revenue from services provided for the development of 3D digital illustration is recognized when services have been provided on a completed contract basis, no significant obligations remain to be performed and collection is reasonably assured.

Website Maintenance

Website maintenance costs are expensed as incurred.

Foreign Currency Translation

The Company uses Canadian dollars as its functional currency and US dollars as its reporting currency.  Current assets and liabilities are translated at the exchange rate in effect at the date of the balance sheet. Capital assets, stockholders’ equity, revenues and expenses are translated at the exchange rates in effect at the date of the transaction.  Any gains or losses arising as a result of such translations are not included in operations but are reported as a separate component of equity for cumulative translation adjustments.

New Accounting Standards

Management does not believe that any recently issued but not effective accounting standards if currently adapted could have a material affect on the accompanying financial statements.

Note 3

Advances Receivable – Note 10

Advances are due from a consultant to the Company.  This amount is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4

Capital Assets

		2003		2002
		Accumulated
	Cost	Amortization	Net	Net
Furniture and fixtures	$ 9,969	$ 3,991	$ 5,978	$ 3,980
Computer equipment	2,363	240	2,123	1,041

	$ 12,332	$ 4,231	$ 8,101	$ 5,021

 #

V G Tech, Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2003 and 2002

(Stated in US Dollars) – Page #

Note 5

Loans Payable

Loans payable are unsecured, non-interest bearing and have no specific terms for repayment.  Included in loans payable at September 30, 2003 is $22,340 due to the director of the Company.

Note 6

Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

Total
Deferred Tax Assets
Non-capital losses carryforward	$ 35,614
Valuation allowance for deferred tax asset	(35,614)

$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 7

Income Taxes

No provision for income taxes has been provided in these financial statements due to the net loss.  At September 30, 2003 the Company has net operating loss carryforwards, which expire commencing in 2022, totalling approximately $128,368, the benefit of which has not been recorded in the financial statements.

Note 8

Commitment

By a service agreement dated November 1, 2002, the Company agreed to pay $2,000 per month until November 30, 2003 to a graphic designer for consulting services.

Note 9

Share Capital

Pursuant to a directors resolution dated January 2, 2003 and effective on that date, the Company declared a forward stock split and increased its issued common stock on a five for one basis.  The number of shares and allocation between par value of capital in excess of value referred to in these financial statements has been restated wherever applicable to give retroactive effect on the forward stock split.

 #

V G Tech, Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2003 and 2002

(Stated in US Dollars) – Page #

Note 10

Related Party Transactions – Note 5

During the years ended September 30, 2003, 2002 and 2001, and the period from March 2, 2000 (Date of Incorporation) to September 30, 2003, the Company incurred the following transactions with a director of the Company:

				(Audited)
				March 2, 2000
				(Date of Incor-
				poration) to
	Year ended September30,			September 30,
	2003	2002	2001	2003
Consulting fees	$ -	$ -	$ -	$ 1,800

This charge was measured by the exchange amount, which is the amount agreed upon by the transacting parties.

At September 30, 2002, the amount of the Advances receivable of $3,142, was due from the director of the Company. This amount was unsecured, non-interest bearing and had no specific terms for repayment.

Note 11

Economic Dependence

The Company received 100% of its sales revenue from one customer.

 #

Exhibit 23.1

Consent of Independent Auditors

Board of Directors

VG Tech, Inc.

We consent to the use of our report dated October 9, 2003 on the financial statements of VG Tech, Inc. as of September 30, 2003 and 2002 that are included in the Company’s Form 10-KSB.

Dated this 24th day of November, 2003.

Vancouver, Canada

/s/ Amisano Hansen

Amisano Hansen

Chartered Accountants

Exhibit 31.1

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

I, Steve Livingston, certify that:

1.

I have reviewed this annual report on Form 10-KSB of VG Tech, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 24, 2003

/s/ Steve Livingston

Steve Livingston

Chief Executive Officer and

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION

I, Steve Livingston, Chief Executive Officer and Chief Financial Officer of VG Tech, Inc. certify that:

1.  I have reviewed this annual report on Form 10-KSB of VG Tech, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

VG TECH, INC.

By:

/s/ STEVE LIVINGSTON

Steve Livingston

President, Principal Executive Officer and

Principal Financial Officer

Date: November 24, 2003