Form 10QSB
period 2003-12-31
VG TECH INC
filed 2004-01-30
CIK 1213111

#

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

[ ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number -  0-50163

VG TECH, INC.

(Exact name of Small Business Issuer as specified in its charter)

Nevada

52-2357931

(State or other jurisdiction of

(IRS Employer

incorporation)

Identification No.)

4676 West 6th Avenue, Suite A, Vancouver, BC Canada V6R 1V7

(Address of principal executive offices)

604-710-4272

(Issuer’s telephone number)

_________________________________________________________________

(Former name, former address and former fiscal year if changed since last report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  17,515,000 shares of Common Stock as at December 31, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

VG Tech, Inc.’s (herein referred to as the “Company”, “we” or our”) unaudited financial statements for the three months ended December 31, 2003 are included with this Form 10-QSB.  The unaudited financial statements for the three months ended December 31, 2003 include:

(a)

Balance Sheet as of December 31, 2003 and September 30, 2003;

(b)

Statement of Operations – three months ended December 31, 2003 and 2002 and March 2, 2000 (Date of Incorporation) to December 31, 2003;

(c)

Statement of Cash flows – three months ended December 31, 2003 and 2002 and March 2, 2000 (Date of Incorporation) to December 31, 2003;

(d)

Statement of Changes in Stockholders' Equity (Deficiency); and

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2004.

V G TECH, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2003

(Unaudited)

V G TECH, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

December 31, 2003 and September 30, 2003

(Stated in US Dollars)

(Unaudited)

ASSETS	(Unaudited)	(Audited)
	December 31,	September 30,
	2003	2003
Current
Cash	$ 2,014	$ 1,913
Advance receivable	4,005	4,005
Capital assets	7,643	8,101

	$ 13,662	$ 14,019

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 16,500	$ 16,000
Loans payable – Note 4	49,340	39,340

	65,840	55,340

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value
25,000,000 shares authorized
17,515,000 shares issued and outstanding (2003: 17,515,000)	17,516	17,516
Capital in excess of par value	75,429	75,429
Deficit accumulated during the development stage	(145,123)	(134,266)

	(52,178)	(41,321)

	$ 13,662	$ 14,019

SEE ACCOMPANYING NOTES

V G TECH, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended December 31, 2003 and 2002,

and for the period March 2, 2000 (Date of Incorporation) to December 31, 2003

(Stated in US Dollars)

(Unaudited)

			March 2, 2000
			(Date of Incor-
	Three months ended		poration) to
	December 31,		December 31,
	2003	2002	2003
Revenue
Sales	$ -	$ 1,273	$ 4,423

Expenses
Accounting and audit fees	2,401	4,675	17,762
Advertising	165	-	2,367
Amortization	458	277	6,356
Bank charges and interest	27	53	611
Consulting fees – Note 3	4,625	4,000	47,722
Legal fees	-	-	21,193
Management fees	-	-	7,558
Office and miscellaneous	989	536	9,076
Printing	658	-	3,949
Telephone	561	188	4,884
Transfer agent and filing fees	973	-	4,461
Travel	-	-	2,319
Website costs	-	220	20,455

	10,857	(9,949)	148,713

Net loss before other item:	(10,857)	(8,676)	(144,290)
Other item:
Loss on disposal of capital asset	-	-	(833)

Net loss for the period	$ (10,857)	$ (8,676)	$ (145,123)

Basic loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	17,515,000	17,477,000

SEE ACCOMPANYING NOTES

V G TECH, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended December 31, 2003 and 2002

and for the period March 2, 2000 (Date of Incorporation) to December 31, 2003

(Stated in US Dollars)

(Unaudited)

			March 2, 2000
			(Date of Incor-
	Three months ended		poration) to
	December 31,		December 31,
	2003	2002	2003
Cash flows from Operating Activities
Net loss for the period	$ (10,857)	$ (8,676)	$ (145,123)
Add item not involving cash:
Amortization	458	277	6,356
Issuance of common stock for expenses	-	-	1,800
Loss on disposal of capital assets	-	-	833
Changes in non-cash working capital items
Accounts payable and accrued liabilities	500	7,500	16,500

	(9,899)	(899)	(119,634)

Cash flow used in Investing Activities
Advances receivable	-		(4,005)
Acquisition of capital assets	-	-	(14,832)

	-	-	(18,837)

Cash flows from Financing Activities
Issuance of common stock	-	760	91,145
Loans payable	10,000	1,600	49,340

	10,000	2,360	140,485

Increase in cash during the period	101	1,461	2,014
Cash, beginning of the period	1,913	-	-

Cash end of the period	$ 2,014	$ 1,461	$ 2,014

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

V G TECH, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the period March 2, 2000 (Date of Incorporation) to December 31, 2003

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Number*	Par Value	Par Value	Stage	Total
Capital stock issued
For services – at $0.002	9,000,000	$ 9,000	$ (7,200)	$ -	$ 1,800
For cash – at $0.01	5,090,500	5,091	45,814	-	50,905
Net loss for the period	-	-	-	(40,430)	(40,430)

Balance, September 30, 2000	14,090,500	14,091	38,614	(40,430)	12,275
Capital stock issued
For cash – at $0.01	2,825,000	2,825	25,425	-	28,250
– at $0.02	561,500	562	10,668	-	11,230
Net loss for the period	-	-	-	(42,151)	(42,151)

Balance, September 30, 2001	17,477,000	17,478	74,707	(82,581)	9,604
Net loss for the period	-	-	-	(1,441)	(1,441)

Balance, September 30, 2002	17,477,000	17,478	74,707	(84,022)	8,163
Capital stock issued
For cash – at $0.02	38,000	38	722	-	760
Net loss for the period	-	-	-	(50,244)	(50,244)

Balance, September 30, 2003	17,515,000	17,516	75,429	(134,266)	(41,321)
Net loss for the period	-	-	-	(10,857)	(10,857)

Balance, December 31, 2003	17,515,000	$ 17,516	$ 75,429	$ (145,123)	$ (52,178)

*

The number of shares issued and outstanding and the allocation between par value and capital in excess of par value has been restated to give retroactive effect for a forward stock split on a five for one basis approved by the sole officer and director on January 2, 2003.

V G TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2003

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Financial Statements

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2003 financial statements.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At December 31, 2003, the Company has a working capital deficiency of $63,826 and has accumulated losses of $145,123 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3

Related Party Transactions – Note 4

During the interim periods, the Company incurred the following expenses charged by the director of the Company:

March 2, 2000
(Date of Incor-
	Three months ended		poration) to
	December 31,		December 31,
	2003	2002	2003
Consulting fees	$ -	$ -	$ 1,800

These expenditures were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Note 4

Loans Payable

The loans payable are unsecured, non-interest bearing and have no specific terms for repayment.  Included in loans payable at December 31, 2003 is $32,340 (September 30, 2003:  $22,340) due to the director of the Company.

#

Item 2.

  Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing.  Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

OVERVIEW

We are a developer of high-end, computer-generated three-dimensional (“3D”) digital illustrations and special effects.  We provide complete digital graphic solutions by offering state of the art computer imaging technology solutions, with high-resolution color-corrected images ready for print production or for on-line use.

PLAN OF OPERATION

Our operating results are difficult to predict going forward and our future financial results are uncertain due to a number of factors, many of which are outside our control.   The company made no revenue in the first quarter of ending December 31, 2003.  VG Tech has planned expenditures over the next twelve months but many of these expenditures depend on our ability to obtain financing.

Hardware and Software

Currently, Pablo Leites possesses the software required to complete any potential customers work.  The software utilized to provide these services is licensed to Mr. Leites and is sufficient for our use.  Mr. Leites is a consultant to the Company.  Should we hire a marketing person, as we anticipate, we would require a computer and printer valued together at approximately $1400.

Office space and Furniture

The Company recently moved offices to 4676 West 6th Avenue, Suite A, Vancouver, BC Canada V6R 1V7.  The Company wishes to move into a larger work space during fiscal 2004.   If this move occurs, we will require office furniture for 3 employees.  This could entail a cost of approximately US$7000 over 12 months. Office leases currently being contemplated would cost the Company $2000 to $2400.

RESULTS OF OPERATIONS

We incurred a loss of $10,857 for the three months ended December 31, 2003, compared to a loss of $8,676 three months ended December 31, 2003.   Operating expenses during the three months included professional fees incurred as a result of filing our Form 10-SB statement with the Securities and Exchange Commission.

We will continue to incur higher professional expenses in order to comply with our ongoing goal of becoming a public company.  Professional fees decreased from $4675 for the three months ended December 31, 2002 to $2,401 for the three months ended December 31, 2003.  Consulting expenses increased from $4,000 in the three months ended December 31, 2002 to $4,625 for the three months ended December 31, 2003.

We are engaged in business for profit, but cannot predict future profitability.  We currently have two part time contractors.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $2014 as of December 31, 2003.  While this figure may seem minimal, our President Steve Livingston has to this point continued to lend VG Tech the money it requires.  This may or may not continue in the future.  We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable.  Our management is currently providing capital through debt financing. Further initiatives are planned when we are better able to finance ourselves in a better capital raising environment.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Item 3.

   Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b)

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities:

None

Item 4.

Submission of Matters to a Vote of Security Holders:

None

Item 5.

Other Information:

None

Item 6.

Exhibits and Reports on Form 8-K.

(a)  Exhibits

31.1

Certification of the Chief Executive Officer and Chief Financial Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K:  None

#

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 26, 2004

VG Tech, Inc.

By:

/s/ Steve Livingston

Steve Livingston, President

Principal Executive Officer,

Principal Financial Officer

#

Exhibit 32.1

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 26, 2004

/s/ Steve Livingston

Steve Livingston, President

Principal Executive Officer,

Principal Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

Date:  January 26, 2004

By:

/s/ Steve Livingston

Steve Livingston

President and Principal

Executive Officer and

Principal Financial Officer

#