Form 10QSB
period 2004-03-31
VG TECH INC
filed 2004-05-10
CIK 1213111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  17,477,000 shares of Common Stock as at March 31, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

The Company’s unaudited financial statements for the six months ended March 31, 2004 are included with this Form 10-QSB.  The unaudited financial statements for the six months ended March 31, 2004 include:

(a)

Balance Sheet as of March 31, 2004, and September 30, 2003;

(b)

Statement of Operations – three and six months ended March 31, 2004 and 2003 and March 2, 2000 (Date of Incorporation) to March 31, 2004;

(c)

Statement of Cash flows – three and six months ended March 31, 2004 and 2003 and March 2, 2000 (Date of Incorporation) to March 31, 2004;

(d)

Statement of Changes in Stockholders' Equity (Deficiency); and

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2004.

V G TECH, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Stated in US Dollars)

V G TECH, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

March 31, 2004 and September 30, 2003

(Unaudited)

(Stated in US Dollars)

	March 31,	September 30,
ASSETS	2004	2003
Current Assets
Cash	$ 8,037	$ 1,913

Advances receivable	-	4,005
Capital assets	7,185	8,101

	$ 15,222	$ 14,019

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 16,524	$ 16,000
Loans payable – Note 4	56,835	39,340

	73,359	55,340

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value
25,000,000 shares authorized 17,477,000 (September 30, 2003: 17,515,000) shares issued and outstanding	17,478	17,516
Capital in excess of par value	74,707	75,429
Deficit accumulated during the development stage	(150,322)	(134,266)

	(58,137)	(41,321)

	$ 15,222	$ 14,019

SEE ACCOMPANYING NOTES

V G TECH, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six month periods ended March 31, 2004 and 2003 and for the period March 2, 2000 (Date of Incorporation) to March 31, 2004

(Unaudited)

(Stated in US Dollars)

					March 2, 2000
					(Date of Incor-
	Three months ended		Six months ended		poration) to
	March 31,		March 31,		March 31,
	2004	2003	2004	2003	2004
Revenue
Sales	$ -	$ -	$ -	$ 1,273	$ 4,423

Expenses
Accounting and audit fees	1,703	3,204	4,104	7,879	19,465
Advertising	-	-	165	-	2,367
Amortization	458	277	916	554	6,814
Bank charges and interest	43	30	70	83	654
Consulting fees – Note 3	-	8,726	4,625	12,726	47,722
Legal fees	1,884	-	1,884	-	23,077
Management fees	-	-	-	-	7,558
Office and miscellaneous	89	922	1,078	1,458	9,165
Printing	-	-	658	-	3,949
Telephone	276	140	837	328	5,160
Transfer agent and filing fees	746	-	1,719	-	5,207
Travel	-	1,170	-	1,170	2,319
Website costs	-	-	-	220	20,455

	4,199	14,469	16,056	24,418	153,912

Loss before other item	(5,199)	(14,469)	(16,056)	(23,145)	(149,489)
Other item:
Loss on disposal of capital assets	-	-	-	-	(833)

Net loss for the period	$ (5,199)	$ (14,469)	$ (16,056)	$ (23,154)	$ (150,322)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	17,477,000	17,515,000	17,477,000	17,496,000

V G TECH, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six month period ended March 31, 2004 and 2003

and for the period March 2, 2000 (Date of Incorporation) to March 31, 2004

(Unaudited)

(Stated in US Dollars)

			March 2, 2000
			(Date of Incor-
	Six months ended		poration) to
	March 31,		March 31,
	2004	2003	2004
Cash flows from operating activities
Net loss for the period	$ (16,056)	$ (23,145)	$ (150,322)
Add items not involving cash:
Amortization	916	554	6,814
Issuance of common stock for expenses		-	1,800
Loss on disposal of capital assets	-	-	833
Changes in non-cash working capital items:	-
Advances from related parties	-	4,800	-
Accounts payable and accrued liabilities	524	10,203	16,524

	(14,616)	(7,588)	(124,351)

Cash flows from Investing Activities
Advances receivable	4,005	-	-
Acquisition of capital assets	-	-	(14,832)

	4,005	-	(14,832)

Cash flows from Financing Activities
Issuance of capital stock	-	760	91,145
Cancellation of capital stock	(760)	-	(760)
Loans payable	17,495	7,500	56,835

	16,735	8,260	147,220

Net increase in cash during the period	6,124	672	8,037

Cash at beginning of the period	1,913	-	-

Cash at end of the period	$ 8,037	$ 672	$ 8,037

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

V G TECH, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the period March 2, 2000 (Date of Incorporation) to March 31, 2004

 (Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Number*	Par Value	Par Value	Stage	Total
Capital stock issued
For services – at $0.002	9,000,000	$ 9,000	$ (7,200)	$ -	$ 1,800
For cash – at $0.01	5,090,500	5,091	45,814	-	50,905
Net loss for the period	-	-	-	(40,430)	(40,430)

Balance, September 30, 2000	14,090,500	14,091	38,614	(40,430)	12,275
Capital stock issued
For cash – at $0.01	2,825,000	2,825	25,425	-	28,250
– at $0.02	561,500	562	10,668	-	11,230
Net loss for the period	-	-	-	(42,151)	(42,151)

Balance, September 30, 2001	17,477,000	17,478	74,707	(82,581)	9,604
Net loss for the period	-	-	-	(1,441)	(1,441)

Balance, September 30, 2002	17,477,000	17,478	74,707	(84,022)	8,163
Capital stock issued
For cash – at $0.02	38,000	38	722	-	760
Net loss for the period	-	-	-	(50,244)	(50,244)

Balance, September 30, 2003	17,515,000	17,516	75,429	(134,266)	(41,321)
Capital stock cancelled	(38,000)	(38)	(722)	-	(760)
Net loss for the period	-	-	-	(16,056)	(16,056)

Balance, March 31, 2004	17,477,000	$ 17,478	$ 74,707	$ (150,322)	$ (58,137)

*

The number of shares issued and outstanding and the allocation between par value and capital in excess of par value has been restated to give retroactive effect for a forward stock split on a five for one basis approved by the sole officer and director on January 2, 2003.

V G TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Stated in US Dollars)

Note 1

Interim Financial Statements

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2003 annual financial statements.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At March 31, 2004, the Company has a working capital deficiency of $65,322 and has accumulated losses of $150,322 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3

Related Party Transactions – Note 4

During the interim periods, the Company incurred the following expense charged by the director of the Company:

March 2, 2000
(Date of Incor-
	Six months ended		poration) to
	March 31,		March 31,
	2004	2003	2003
Consulting fees	$ -	$ -	$ 1,800

This expenditure was measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Note 4

Loans Payable

The loans payable are unsecured, non-interest bearing and have no specific terms for repayment.  Included in loans payable at March 31, 2004 is $35,836 (September 30, 2003:  $22,340) due to the director of the Company.

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

PLAN OF OPERATION

We have not received any revenue over the last six months of operation.  One of the reasons for this is our companies focus on getting mega projects as opposed to small contract.  Our operating results are difficult to predict going forward and our future financial results are uncertain due to a number of factors, many of which are outside our control.   The company made no revenue in the first two quarters ending March 31, 2004.  VG Tech has planned expenditures over the next twelve months but many of these expenditures depend on our ability to obtain financing.

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

Office space and Furniture

The Company offices are at 4676 West 6th Avenue, Suite A, Vancouver, BC Canada V6R 1V7.  The Company wishes to move into a larger work space during fiscal 2004.   If this move occurs, we will require office furniture for 3 employees.  This could entail a cost of approximately US$7300 over 12 months. Office leases currently being contemplated would cost the Company $1800 to $2100.

RESULTS OF OPERATIONS

We incurred a loss of $16,056 for the six months ended March 31, 2004, compared to a loss of $23,154 for the six months ended March 31, 2003.   Operating expenses during the six months included a variety of expenses but focused more so on accounting fees and consulting fees over that time.

We will continue to incur higher professional expenses in order to comply with our ongoing goal of becoming a public company.  Professional fees decreased from $7879 for the six months ended March 31, 2003 to $5988 for the six months ended March 31, 2004.  Consulting expenses decreased from $12,726 in the six months ended March 31, 2003 to $4,625 for the six months ended March 31, 2004.  This was reflective of the fact that treasury funds became more scarce over the recent period.

We are engaged in business for profit, but cannot predict future profitability.  We currently have two part time contractors.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $8,037 as of March 31, 2004.  We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable.  Our management is currently providing capital through debt financing. Further initiatives are planned when we are better able to finance ourselves in a better capital raising environment.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Dated: May 10, 2004

VG Tech, Inc.

By:

/s/ Steve Livingston

Steve Livingston, President

(Principal Executive Officer,

Principal Financial Officer, and

#

Exhibit 31.1

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

Date:  May 10, 2004

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

Date:  May 10, 2004

By:

/s/ Steve Livingston

Steve Livingston

President and Principal

Executive Officer and

Principal Financial Officer

#