Form 10QSB
period 2004-06-30
VG TECH INC
filed 2004-08-05
CIK 1213111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  17,477,000 shares of Common Stock as at June 30, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Our unaudited financial statements for the nine months ended June 30, 2004 are included with this Form 10-QSB.  The unaudited financial statements for the nine months ended June 30, 2004 include:

(a)

Balance Sheet as of June 30, 2004, and September 30, 2003;

(b)

Statement of Operations – three and nine months ended June 30, 2004 and 2003 and March 2, 2000 (Date of Incorporation) to June 30, 2004;

(c)

Statement of Cash flows – three and nine months ended June 30, 2004 and 2003 and March 2, 2000 (Date of Incorporation) to June 30, 2004;

(d)

Statement of Changes in Stockholders' Equity (Deficiency); and

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended June 30, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2004.

V G TECH, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Stated in US Dollars)

V G TECH, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

June 30, 2004 and September 30, 2003

(Unaudited)

(Stated in US Dollars)

	June 30,	September 30,
ASSETS	2004	2003
Current Assets
Cash	$ 2,523	$ 1,913

Advances receivable	-	4,005
Capital assets	6,727	8,101

	$ 9,250	$ 14,019

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 16,621	$ 16,000
Loans payable – Note 4	56,835	39,340

	73,456	55,340

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value
25,000,000 shares authorized 17,477,000 (September 30, 2003: 17,515,000) shares issued and outstanding	17,478	17,516
Capital in excess of par value	74,707	75,429
Deficit accumulated during the development stage	(156,391)	(134,266)

	(64,206)	(41,321)

	$ 9,250	$ 14,019

SEE ACCOMPANYING NOTES

V G TECH, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine month periods ended June 30, 2004 and 2003 and for the period March 2, 2000 (Date of Incorporation) to June 30, 2004

(Unaudited)

(Stated in US Dollars)

					March 2, 2000
					(Date of Incor-
	Three months ended		Nine months ended		poration) to
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004
Revenue
Sales	$ -	$ -	$ -	$ 1,273	$ 4,423

Expenses
Accounting and audit fees	1,791	3,360	5,895	11,239	21,256
Advertising	-	-	165	-	2,367
Amortization	458	453	1,374	1,007	7,272
Bank charges and interest	-	31	70	114	654
Consulting fees – Note 3	3,000	6,470	7,625	19,196	50,722
Legal fees	-	315	1,884	315	23,077
Management fees	-	-	-	-	7,558
Office and miscellaneous	-	1,126	1,078	2,584	9,165
Printing	-	608	658	608	3,949
Telephone	202	654	1,039	982	5,362
Transfer agent and filing fees	618	-	2,337	-	5,825
Travel	-	-	-	220	2,319
Website costs	-	-	-	1,170	20,455

	6,069	13,017	22,125	37,435	159,981

Loss before other item	(6,069)	(13,017)	(22,125)	(36,162)	(155,558)
Other item:
Loss on disposal of capital assets	-	-	-	-	(833)

Net loss for the period	$ (6,069)	$ (13,017)	$ (22,125)	$ (36,162)	$ (156,391)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	17,477,000	17,515,000	17,495,584	17,502,333

V G TECH, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine month period ended June 30, 2004 and 2003

and for the period March 2, 2000 (Date of Incorporation) to June 30, 2004

(Unaudited)

(Stated in US Dollars)

			March 2, 2000
			(Date of Incor-
	Nine months ended		poration) to
	June 30,		June 30,
	2004	2003	2004
Cash flows from operating activities
Net loss for the period	$ (22,125)	$ (36,162)	$ (156,391)
Add items not involving cash:
Amortization	1,374	1,007	7,272
Issuance of common stock for expenses	-	-	1,800
Loss on disposal of capital assets	-	-	833
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	621	11,300	16,621

	(20,130)	(23,855)	(129,865)

Cash flows from (used in) Investing Activities
Advances from related parties	4,005	-	-
Acquisition of capital assets	-	(5,423)	(14,832)

	4,005	(5,423)	(14,832)

Cash flows from Financing Activities
Issuance of capital stock		760	91,145
Cancellation of capital stock	(760)	-	(760)
Repayment of advances from a related party	-	3,142	-
Advances from a related party	-	8,740	-
Loans payable	17,495	17,000	56,835

	16,735	29,642	147,220

Net increase in cash during the period	610	364	2,523

Cash at beginning of the period	1,913	-	-

Cash at end of the period	$ 2,523	$ 364	$ 2,523

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

V G TECH, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the period March 2, 2000 (Date of Incorporation) to June 30, 2004

 (Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Number*	Par Value	Par Value	Stage	Total
Capital stock issued
For services – at $0.002	9,000,000	$ 9,000	$ (7,200)	$ -	$ 1,800
For cash – at $0.01	5,090,500	5,091	45,814	-	50,905
Net loss for the period	-	-	-	(40,430)	(40,430)

Balance, September 30, 2000	14,090,500	14,091	38,614	(40,430)	12,275
Capital stock issued
For cash – at $0.01	2,825,000	2,825	25,425	-	28,250
– at $0.02	561,500	562	10,668	-	11,230
Net loss for the period	-	-	-	(42,151)	(42,151)

Balance, September 30, 2001	17,477,000	17,478	74,707	(82,581)	9,604
Net loss for the period	-	-	-	(1,441)	(1,441)

Balance, September 30, 2002	17,477,000	17,478	74,707	(84,022)	8,163
Capital stock issued
For cash – at $0.02	38,000	38	722	-	760
Net loss for the period	-	-	-	(50,244)	(50,244)

Balance, September 30, 2003	17,515,000	17,516	75,429	(134,266)	(41,321)
Capital stock cancelled	(38,000)	(38)	(722)	-	(760)
Net loss for the period	-	-	-	(22,125)	(22,125)

Balance, June 30, 2004	17,477,000	$ 17,478	$ 74,707	$ (156,391)	$ (64,206)

*

The number of shares issued and outstanding and the allocation between par value and capital in excess of par value has been restated to give retroactive effect for a forward stock split on a five for one basis approved by the sole officer and director on January 2, 2003.

V G TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2004

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

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At June 30, 2004, the Company has a working capital deficiency of $70,933 and has accumulated losses of $156,391 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3

Related Party Transactions – Note 4

During the interim periods, the Company incurred the following expense charged by the director of the Company:

March 2, 2000
(Date of Incor-
	Nine months ended		poration) to
	June 30,		June 30,
	2004	2003	2004
Consulting fees	$ -	$ -	$ 1,800

This expenditure was measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Note 4

Loans Payable

The loans payable are unsecured, non-interest bearing and have no specific terms for repayment.  Included in loans payable at June 30, 2004 is $35,836 (September 30, 2003:  $22,340) due to the director of the Company.

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

PLAN OF OPERATION

We have not received any revenue over the last nine months of operation.  One of the reasons for this is our focus on getting mega projects as opposed to small contracts.  Our operating results are difficult to predict going forward and our future financial results are uncertain due to a number of factors, many of which are outside our control.   The company made no revenue in the first three quarters ending June 30, 2004.  We have planned expenditures over the next twelve months, but many of these expenditures depend on our ability to obtain financing.

Hardware and Software

Currently, Pablo Leites possesses the software required to complete any potential customer’s work.  The software utilized to provide these services is licensed to Mr. Leites and is sufficient for our use.  Mr. Leites is a consultant to the company.  Should we hire a marketing person, as we anticipate, we would require a computer and printer valued together at approximately $1,400.

Office space and Furniture

Our offices are at 4676 West 6th Avenue, Suite A, Vancouver, BC Canada V6R 1V7.  We wish to move into a larger work space during fiscal 2004.   If this move occurs, we will require office furniture for 3 employees.  This could entail a cost of approximately US$7,300 over 12 months.  Office leases currently being contemplated would cost between $1,800 to $2,100.

RESULTS OF OPERATIONS

We incurred a loss of $22,125 for the nine months ended June 30, 2004, compared to a loss of $36,162 for the nine months ended June 30, 2003.   Operating expenses during the nine months generally decreased as did our activity.

We will continue to incur higher professional expenses in order to comply with our current public listing on the OTC Bulletin Board.  Professional fees decreased from $11,554 for the nine months ended June 30, 2003 to $7,779 for the nine months ended June 30, 2004.  Consulting expenses decreased from $19,196 in the nine months ended June 30, 2003 to $7,625 for the nine months ended March 31, 2004.  This was reflective of the fact that treasury funds have depleted over the recent period.

We are engaged in business for profit, but cannot predict future profitability.  We currently have two part time contractors.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $2,523 as of June 30, 2004.  We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable.  Our management is currently providing capital through debt financing. Further initiatives are planned when we are better able to finance ourselves in a better capital raising environment.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Item 3.

   Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)

Reports on Form 8-K:

(i)

On February 12th, 2004, we announced that in our Final Amendment of our 10-KSB which was filed May 29, 2003 we stated within that document that:  "The Company  completed  an  offering of 38,000 shares of Common Stock to – 76 purchasers  at a price of $0.02 per share from December 27, 2002 through to December 30, 2002 pursuant to Rule 504 of Regulation D of the Act.  The offering was completed to persons known to the officers and directors of the Company."  This offering totaled a value of US$760.  We have notified that this offering was improperly documented and for this reason we did not issue the stock to these 76 shareholders.  While the offering was declared, this stock was never issued and on December 22, 2003 we attempted to refund the US$760 to the shareholders.  Our shareholder list has reported 17,477,000 shares issued and outstanding, which is consistent;

(ii)

On March 13 2004 we announced that in the month of March 2004 we initiated a debt financing in an effort to further our current business plan.  We have since March 2, 2004 raised US$11,500 in debt financing from affiliate and non-affiliate individuals.  It is our intent to raise further funds above what has  been raised already but there is no guarantee that  this  will  occur.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 30, 2004

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

Date:  July 30, 2004

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

Date:  July 30, 2004

By:

/s/ Steve Livingston

Steve Livingston

President and Principal

Executive Officer and

Principal Financial Officer