Form 10QSB/A
period 2004-06-30
VG TECH INC
filed 2004-08-05
CIK 1213111

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

Defaults Upon Senior Securities:

None

Item 4.

Submission of Matters to a Vote of Security Holders:

None

Item 5.

Other Information:

We have entered into negotiations to acquire a German company which has certain rights to a patent in the industry of renewable energy and production of potable drinking water from ambient air.

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

(ii)

On March 13th, 2004 we announced that in the month of March 2004 we initiated a debt financing in an effort to further our current business plan.  We have since March 2, 2004 raised US$11,500 in debt financing from affiliate and non-affiliate individuals.  It is our intent to raise further funds above what has  been raised already but there is no guarantee that  this  will  occur.

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