Form 10KSB
period 2004-09-30
AQUA SOCIETY, INC.
filed 2005-01-20
CIK 1213111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒   Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended September 30, 2004

☐  Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____________ to _____________

COMMISSION FILE NUMBER 000-50163

AQUA SOCIETY, INC.
(Name of small business issuer in its charter)

NEVADA	52-2357931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Konrad - Adenauer Strasse 9-13
45699 Herten, Germany
(Address of principal executive offices)	(Zip Code)

011-49-6031-791-760
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for the fiscal year ended September 30, 2004 were: NIL.

The aggregate value of the voting stock held by non-affiliates of the registrant, computed on the basis of the average of the bid and ask price of the registrant’s common stock on January 7, 2005 was $92,676,598.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of January 7, 2005, the Issuer had 114,324,666 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", and “our company” mean Aqua Society, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.            DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

We were incorporated under the laws of the State of Nevada on March 2, 2000, under the name “V G Tech, Inc.”

On September 22, 2004, we completed the acquisition of Aqua Society GmbH (“Aqua GmbH”). Prior to our acquisition of Aqua GmbH, we were in the business of providing services in the areas of digital graphics and special effects. See Item 1 “Description of Business - Recent Corporate Developments” below. Upon completing the acquisition of Aqua GmbH, we abandoned this digital imaging business. We are now in the business of designing and developing technologies for application, and providing consulting services, in the areas of heating, air conditioning and refrigeration, water purification and waste water treatment (the “Aqua Business”).

Effective December 27, 2004, we changed our name to “Aqua Society, Inc.” to better reflect the nature of our current business operations

MARKET BACKGROUND

Heating, Ventilation, Air Conditioning & Refrigeration (“HVAC&R”)

Our core competency in the areas of HVAC&R lies in our ability to optimize refrigeration technologies by maximizing cooling capacity and minimizing machinery size and energy consumption. Our HVAC&R Department has more than 20 years of experience in R&D, construction, maintenance and the optimization of large-scale refrigeration plants for use in major industrial projects such as mining and tunnel construction. We hold patents and production licenses for some of the most efficient heat exchanger and refrigeration technologies in existence.

Water Production and Purification

The efficient and sustainable utilization of the world's water resources requires the extraction of water from sources which are replenished by nature in a short time and the multiple use of water extracted. In this sector, our focus is to produce, purify and recycle potable water through the use of membrane and vacuum technologies. During the last 20 years our water experts have successfully designed, constructed and maintained various water purification, water recycling and waste water treatment plants not only for research and development facilities of different German universities but also for industrial production plants, hospitals and military institutions in different parts of the world. Our hands on experience in successfully implementing international projects and the protection of know-how through patents and licenses by Aqua-society are decisive factors in the introduction of new technologies in the fields of water production, purification and recycling.

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments have occurred since the filing of our Annual Report for the period ended September 30, 2003:

1.
On August 24, 2004, we completed a four-for-one split of our issued and outstanding shares of common stock. As a result of the stock split, our authorized capital was increased from 25,000,000 shares of common stock with a par value of $0.001 per share to 100,000,000 shares of common stock with a par value of $0.001 per share and our issued and outstanding shares increased from 17,477,000 shares to 69,908,000 shares.

2.
On September 22, 2004, we completed the acquisition of Aqua GmbH and restructured our business operations by abandoning our digital imaging business in order to focus our resources on developing the business opportunities presented by the Aqua Business. See Item 1 “Description of Business - Acquisition of Aqua Society GmbH”.

3.
On October 15, 2004, we granted options to purchase up to 10,000,000 shares of our common stock at a price of $1.70 per share (the “Options”). The Options were granted to certain of our employees and consultants, including options to purchase 2,000,000 shares to Achim Stamm, our President, Secretary and Treasurer and a member of our Board of Directors and options to purchase 1,000,000 shares to Dr. Erwin Oser who was appointed to our Board of Directors on October 20, 2004, and was acting as one of our consultants at the time of the grant. The Options were granted pursuant to our 2004 Stock Incentive Plan and are exercisable for a period of 5 years from the date of the grant. See Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans”.

4.	On October 18, 2004, we raised $1,000,000 in equity financing by completing a private placement offering with an independent corporate investor. See Item 5, “Recent Sales of Unregistered Securities”.

5.
On October 20, 2004, Dr. Erwin Oser was appointed to our Board of Directors. In addition to his duties as a member of our Board of Directors, Dr. Oser is in charge of research and development for our Energy Technologies Department.

6.
On November 15, 2004, we announced that we had entered into a non-binding agreement in principle with WAT-membratec GmbH (“WAT”) to acquire a 25.1% interest in WAT for approximately €300,000. WAT has been engaged in the manufacture of water and waste-water filtration systems for 25 years. The principal shareholder of WAT is Rolf Haake. Mr. Haake is one of our consultants and is in charge of research and development for our Water Purification Department. We do not currently have a binding definitive agreement for the acquisition of WAT and there is no assurance that we will be able to reach such an agreement.

7.
In November of 2004, we received a request from Alstom Marine to submit a bid to supply and install an advanced waste water treatment facility onboard a 2,900 passenger cruise ship. Alstom Marine builds high added value ships such as cruise ships, high speed ferries and liquefied natural gas tankers. We are currently in the process of preparing our bid to be submitted to Alstom Marine. There is no assurance that the Company's bid will be accepted or that the parties will be able to reach an agreement for the provision of the Company's services.

8.
Effective December 1, 2004, we entered into a non-binding memorandum of understanding with Gulf Water Treatment Co. Ltd. ("GWT") to collaborate on the production of water treatment, filtration and desalination systems in the United Arab Emirates (the "UAE"). Under the memorandum of understanding, the Company will provide materials, equipment, expertise and training to GWT. GWT is a UAE company specializing in the custom design and manufacture of water and waste-water treatment equipment, parts and chemicals for markets within member states of the Cooperation Council for the Arab States of the Gulf (the “GCC”). The fees and prices to be paid for providing these services to GWT have yet to be determined. We are currently in negotiations towards a definitive agreement with GWT and there are no assurances that we will be able to reach such an agreement with GWT.

9.	On December 6, 2004, we increased our authorized capital from 100,000,000 shares of common stock with a par value of $0.001 to 300,000,000 shares of common stock with a par value of $0.001.

10.
Effective December 10, 2004, we acquired a 33% interest in UFI-TEC GmbH (“UFI-TEC”) for €25,565. UFI-TEC is a German company that develops and constructs membrane filtration systems for a variety of applications, including industrial sewage treatment, water purification and food, biotechnology and pharmaceutical processing. The acquisition of our interest in UFI-TEC has allowed us to develop a strategic alliance with a leader in member filtration technologies.

11.	On December 27, 2004, we amended and restated our Articles of Incorporation, changing our name to “Aqua Society, Inc.” to better reflect the current nature of our business operations.

12.
In January of 2005, we entered into an agreement with the State Ministry of Health and Population for the Ivory Coast (the "Ministry of Health") to conduct evaluations of the cold storage systems at various hospitals and healthcare facilities within the Ivory Coast and to provide them with estimates for repairing and upgrading those systems. Our agreement with the Ministry of Health also calls for us to provide estimates to supply a number of healthcare facilities with Thermomobile refrigeration units for the safe storage and handling of medicines, vaccines and blood products. The terms of the Company's agreement with the Ministry of Health extend for a period of seven years and will be renewed automatically for an additional seven year period unless one of the parties provides notice of its intent to annul the agreement at least six months prior to the end of the first seven year term. The fees and prices to be paid to the Company for providing its services and supplying equipment have yet to be determined and will be negotiated between the Company and the individual hospitals and healthcare facilities. The Ministry of Health has agreed to facilitate the introduction of the Company to those hospitals and health care facilities and to guarantee payment under any contracts negotiated with those facilities. However, there is no assurance that we will be able to reach definitive agreements with the individual hospitals and healthcare facilities

ACQUISITION OF AQUA GMBH

On September 22, 2004, we completed the acquisition of a 100% interest in Aqua GmbH from its sole stockholder, Water-Capital-Holding Ltd. (“Water”).

We acquired our 100% ownership interest in Aqua GmbH from Water in exchange for:

1.	the issuance of 10,000,000 shares of our common stock;

2.
the issuance of special warrants (the “Warrants”) to acquire 34,000,000 shares of our common stock, the terms of which are discussed below under Item 5 “Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities”; and

3.
the transfer to Water of 36,000,000 shares of our common stock owned by Steve Livingston, our former President, Secretary, Treasurer and Director, being all of the shares of our common stock owned by Mr. Livingston.

Upon closing of our acquisition of Aqua GmbH, Mr. Livingston resigned as a director and as our President, Secretary and Treasurer, and Achim Stamm, the Managing Director of Aqua GmbH, was appointed to those positions in Mr. Livingston’s place.

Under generally accepted accounting principles, our acquisition of Aqua GmbH has been accounted for as a reverse acquisition. As such, Aqua GmbH has been treated as the acquiring entity for accounting and financial reporting purposes. See Item 6, “Critical Accounting Policies”. As such, the financial statements attached to this Annual Report are presented as a continuation of the operations of Aqua GmbH, which was incorporated on May 13, 2004, and not our predecessor V G Tech, Inc.

Aqua Society GmbH

Aqua GmbH was founded as an organization with limited liability under the laws of Germany on May 13, 2004. Prior to our acquisition of Aqua GmbH, Aqua GmbH was primarily engaged in organizational activities and had earned no revenues to that point.

Aqua GmbH was formed for the purpose of developing commercial applications for its three core technologies (collectively, the “Aqua Technologies”). These Aqua Technologies have been used to develop the Aquamission, Thermomobile and Thermomission products described below (collectively, the “Aqua Products”).

Construction of the Aqua Products and components for those products is carried out through joint ventures and/or licensing agreements between Aqua GmbH and various independent businesses.

THE AQUA TECHNOLOGIES, PRODUCTS AND SERVICES

As a result of our acquisition of Aqua GmbH, we now own the rights to the following patented technologies:

Patent Number	Name
German Patent No. 101 29 047.0	Fully sintered heat exchangers in all possible geometric forms for all application purposes
German Patent No. DE 102 23 578 A1	Device for recovering used water
International Patent No. WO 01/753181 A3 and WO 01/753181 A2	Transportable cool box system technology

These technologies form, in various combinations, the underlying basis for the three products we are currently developing.

The Aquamission Product

The Aquamission product utilizes a patented process to extract water from the surrounding atmosphere. Air is supplied to a refrigerated surface contained within the unit which then causes water in the air to condensate. The collected water is then passed through a treatment filter for purification. The result is potable water which meets the standards established by the World Health Organization’s Guidelines for Drinking-Water Quality. Aqua has built and tested prototypes of various sizes for the Aquamission. The smallest prototype, approximately 40cm x 40cm x 60cm in size, is, depending on humidity and temperature, capable of producing up to 24 liters of drinking quality water per day. The largest prototype, approximately 240 cm x 600 cm x 240 cm in size, is, depending on humidity and temperature, capable of producing up to 6,000 liters of drinking quality water per day.

We have completed the construction of four prototypes to be delivered for testing in four pilot projects to be located in the Persian Gulf. We expect to deliver and begin testing of these pilot projects early in 2005. See Item 6 “Management’s Discussion and Analysis or Plan of Operation – Plan of Operation”.

The Thermomobile Product:

The Thermomobile product is a multi-purpose, self-contained, mobile refrigeration/heating unit designed to be loaded and transported onto a variety of large or small transport vehicles. The device utilizes the power supplied by the vehicle’s power system to keep the interior of the unit either cool or warm. The

Thermomobile product does not require expensive modifications or permanent affixation to the transport vehicle allowing the vehicle to still be utilized as a non-refrigerated/heating transport. Technical development and testing of the Thermomobile has been completed and we are now in the process of developing the market for this product.

The Thermomission Product:

The Thermomission is a product developed to improve the efficiency of refrigeration units used in cold storage facilities by increasing the energy efficiency of those units. In every cold storage facility, waste heat is transported from the inside of the unit to its outside. The Thermomission has been developed to convert this waste heat into electrical energy, which is then returned to the refrigeration unit, lowering total energy consumption.

A prototype for the Thermomission unit is currently under construction.

Consulting Services

In addition to developing our core Aqua Products, we also provide consulting services in the areas of heating, refrigeration, air conditioning, water purification and waste water treatment. Our employees and consultants have considerable expertise in utilizing existing and emerging technologies to provide efficient solutions to client problems, including:

1.	The use of membrane and vacuum technologies to design, construct and maintain water purification, water recycling and waste water treatment systems;

2.	Constructing, evaluating, improving and enhancing cold storage facilities used to safely store food and medical products; and

3.	Constructing, evaluating, improving and enhancing the HVAC&R infrastructure of various facilities.

COMPETITIVE BUSINESS CONDITIONS

We are unaware of any products currently in existence that compete directly with our existing and proposed products. However, the markets for HVAC&R, water purification, waste water treatment and water supply services and technologies are, in general, highly developed and extremely competitive.

Many of the existing services and technologies provided by others are more established and have gained wider acceptance in the marketplace. Many of these service and equipment providers will be more established and have greater technical, financial, marketing and sales resources than us. We believe that our ability to compete in this area will depend upon our ability to combine and optimize existing technologies and to develop novel, more efficient solutions to existing problems.

RESEARCH AND DEVELOPMENT

During the fiscal year ended September 30, 2004, we capitalized approximately €17,241 spent on research and development activities. Subject to our ability to acquire additional financing, of which there is no assurance, we estimate that we will spend approximately $2,000,000 on research and development over the next twelve months in order to carry out our plan of operation. It is expected that the majority of our research and development activities will be conducted by consultants hired by the Company. See "Item 6. Management's Discussion and Analysis or Plan of Operation – Liquidity and Financial Condition".

GOVERNMENT AND ENVIRONMENTAL REGULATIONS

Although we are not aware of any specific government and environmental regulations applicable to our business operations, it is likely that our operations will be subject to extensive government regulations in the United States, Europe and elsewhere.

In order to sell products based on the Aqua Technologies, we may have to satisfy numerous mandatory procedures, regulations, and safety standards established by international, federal and state regulatory agencies. There can be no assurance that we can successfully comply with all present or future government regulations.

EMPLOYEES

We currently have eight full-time employees. In addition to these employees, we have retained the services of four consultants who are key to our business operations.

Hubert Hamm: Mr. Hamm is the inventor of the patented Aqua Technologies and is the lead consultant for research and development for Aqua GmbH’s HVAC&R Department. Mr. Hamm is also one of our principal stockholders. See Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Mr. Hamm has over 20 years of experience in the research and development, construction, maintenance and optimization of large-scale refrigeration plants, primarily for applications in mining and tunnel construction. From 1986 to 2001, Mr. Hamm worked in various management positions at RAG (formerly Ruhrkohle AG), a multi-billion dollar international mining and energy company. Mr. Hamm was the head of RAG’s HVAC&R department from 1994 to 2001. Since 2001, Mr. Hamm has been the head of his own engineering consulting firm, specializing in the development of HVAC&R technologies.

Rolf Haake: Mr. Haake is the lead consultant for research and development for Aqua GmbH’s Water Purification Department.

Mr. Haake has over 30 years of experience in the areas of water purification and treatment. From 1972 until 1978, Mr. Haake was the director of the North Rhine/Westphalia sales office for Deutsche Ton- und Steinzeugwerke AG, involved in the planning and sales of water purification and waste water treatment plants and related environmental technologies. Since 1978, Mr. Haake has been involved in running a number of independent businesses responsible for the planning and construction of waste-water treatment facilities.

Dr. Erwin Oser: In addition to acting as a member of our Board of Directors, Dr. Oser is our lead consultant in charge of research and development for our Energy Technologies Department.

Since 1985, Dr. Oser has been the principal Dr. Oser/Partner In Technik, a German based Management Consulting firm, that specializes in assisting their clients with the creation of efficient organization structures, product development and the introduction of new technologies. Dr. Oser received his Diploma in Physics and his Doctorate in Physical Chemistry from RWTH Aachen, in Germany. He also completed post graduate studies at RWTH Aachen where he obtained his certificate in Economics.

Abraham Joy: Mr. Joy is Aqua GmbH’s lead consultant for marketing and communications.

Mr. Joy has worked in the areas of human resources and marketing since 1997. Since 2002, Mr. Joy has acted as an independent consultant in the area of international project development.

ITEM 2.            DESCRIPTION OF PROPERTY.

Our corporate headquarters is located at Konrad-Adenauer Strasse 9-13, 95699 Herten, Germany and consists of approximately 1,200 square meters. We rent this facility at a cost of approximately €6,690 per month. We also maintain a sales office located at Raiffesenstrasse 1, D-61169 Friedberg, Germany, consisting of approximately 150 square meters, which we rent at a cost of approximately €680 per month.

ITEM 3.            LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held a special meeting of our stockholders on December 6, 2004 (the “Meeting”) for the purpose of adopting and approving a proposal to change our name to “Aqua Society, Inc.” and to increase our authorized capital to 300,000,000 shares of common stock at $0.001 par value per share.

At the Meeting, the proposals were approved by a majority of our stockholders. The results of the vote taken on each of the proposals were as follows:

1.	Name Change to “Aqua Society, Inc.”

	For:	49,631,500
	Against:	0
	Abstain:	0

2.	Increase Authorized Capital to 300,000,000 shares of common stock

	For:	49,631,500
	Against:	0
	Abstain:	0

PART II

ITEM 5.            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our shares are currently trading on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol AQAS. Our shares traded on the OTCBB under the stock symbol VGTE from August 24, 2004 to December 27, 2004 and were previously traded under the stock symbol VGTC from June 3, 2004 to August 23, 2004. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTCBB were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2003	N/A	N/A
2nd Quarter 2003	N/A	N/A
3rd Quarter 2003	N/A	N/A
4th Quarter 2003	N/A	N/A
1st Quarter 2004	N/A	N/A
2nd Quarter 2004	N/A	N/A
3rd Quarter 2004	N/A	N/A
4th Quarter 2004	$0.98	$0.23

The above quotations have been adjusted to reflect our 4-for-1 stock split effective August 24, 2004. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. As our shares did not trade on the OTCBB prior to June 3, 2004, no information is available for periods prior to that date.

HOLDERS OF COMMON STOCK

As of January 7, 2005, there were 31 registered shareholders of our common stock.

DIVIDENDS

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

RECENT SALES OF UNREGISTERED SECURITIES

On September 22, 2004, we issued to Water 10,000,000 shares of our common stock and 34,000,000 Warrants in exchange for a 100% ownership interest in Aqua GmbH. These shares and Warrants were issued to Water pursuant to the exceptions to registration contained in Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”) on the basis that Water had represented to us that it was not a “U.S. person” as that term is defined under Regulation S and that it was not acquiring those securities for the account or benefit of a U.S. person.

The Warrants entitled the holder to acquire one additional share of our common stock for each special warrant held, without the payment of any additional consideration. Under the terms of the Warrants, they could not be exercised until we had authorized capital of at least 200,000,000 shares of common stock (the “Triggering Event”). On December 6, 2004, we amended our Articles of Incorporation to increase our authorized capital to 300,000,000 shares of common stock. On December 6, 2004, upon effective filing of our Certificate of Amendment increasing our authorized capital to 300,000,000 shares of common stock, Water exercised the Warrants and we issued to them an additional 34,000,000 shares of our common stock. Pursuant to the terms of the Warrants, these shares were issued to Water without the payment of any additional consideration. These shares were issued to Water pursuant to the exemptions to registration contained in Regulation S promulgated under the Securities Act based upon Water’s prior representation to us that it was not a “U.S. person” as defined under Regulation S and that it was not acquiring those shares for the account or benefit of a U.S. person.

On October 18, 2004, we issued 416,666 units at a price of $2.40 per unit for total gross proceeds of $1,000,000 on a private placement basis to an independent corporate investor (the “Investor”). Each unit issued to the Investor consisted of one share of our common stock and one share purchase warrant entitling the holder to purchase one additional share at a price of $2.40 per share for a period of two years from the date of issuance. The units were issued to the Investor pursuant to the exemptions to registration contained in Regulation S promulgated under the Securities Act on the basis that the Investor had represented to us that it was not a “U.S. person” as that term is defined under Regulation S and that it was not acquiring those units for the account or benefit of a U.S. person. The total proceeds of this private placement are being used by us as general working capital.

There have been no other unregistered sales of our securities during the past three years.

ITEM 6.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Over the next twelve months, we plan to continue Aqua GmbH’s research and development plans for the Aquamission, Thermomobile and Thermomission products. Our plan of operation for this period involves the following:

1.	The Aquamission Product:

During the next twelve months, we intend to continue to test and refine prototypes of the Aquamission product.

The Company has entered into an agreement with BS Technik GmbH to deliver four prototype Aquamission systems to be tested for pilot projects in Dubai, Abu Dhabi, Sharajah and Bahrain. One of these prototypes, approximately 150cm x 150cm x 200cm in size, produced more than 88 liters of pure drinking water per hour or over 2,000 liters per day, at a temperature of 35°C and 80% relative humidity, conditions similar to those found in the Persian Gulf. Construction of these prototypes has been completed and we expect to deliver these prototypes early in 2005 where they will be tested under real environmental conditions.

Under the terms of our agreement with BS Technik GmbH, we will be reimbursed for our costs in constructing the Aquamission prototypes and in conducting the pilot tests.

2.	The Thermomobile Product:

Technical development and testing of the Thermomobile has been completed and we are now in the process of developing the market for this product. Throughout this process we will continue to evaluate and improve the Thermomobile to increase its commercial appeal and marketability.

In December of 2004, we entered into an agreement with BS Technik Gmbh for the delivery of 15 Thermomobile units of varying sizes for an aggregate price of €164,283. Construction has already begun on these units and we expect to complete delivery of these units sometime in 2005.

The Company has also reached an agreement with the State Ministry of Health and Population (the “Ministry of Health”) for the Ivory Coast to conduct evaluations of the cold storage systems for a number of healthcare facilities in the Ivory Coast and to provide them with estimates for the supply of

Thermomobile units to be used for the safe storage and handling of medicines, vaccines and blood products. The fees and prices to be paid for providing our services and supplying them with equipment are still to be negotiated by us with the individual health care facilities and there is no assurance that we will be able to reach a definitive agreement with these facilities to provide them with our services or products.

3.	The Thermomission Product:

We intend to continue construction of a prototype of the Thermomission product. We hope to complete construction of a prototype sometime in 2005.

4.	Consulting Services:

In addition to providing estimates to various healthcare facilities in the Ivory Coast under our agreement in with the Ministry of Health, we will also be engaged in the following consulting activities during the next twelve months:

•
We have received a request from Alstom Marine to submit a bid to supply and install an advanced waste water treatment facility on board a 2,900 passenger cruise ship. Alstom Marine is a division of the French conglomerate Alstom and builds high value added ships such as cruise ships, high speed ferries, liquefied natural gas tankers and yachts. We are currently in the process of preparing our bid and hope to submit our bid sometime during the next 4 to 5 weeks. There are no assurances that our bid will be accepted by Alstom Marine or that we will be able to reach an agreement with them for the provision of our services.

•
We have entered into a non-binding memorandum of understanding with Gulf Water Treatment Co. Ltd. (“GWT”) to collaborate on the production of water treatment, filtration and desalination systems in the United Arab Emirates (the “UAE”). Under this memorandum of understanding, we will provide GWT with expertise, training, materials and equipment for the production of facilities in the UAE. The fees and prices to be paid for providing these services to GWT have yet to be determined. We are currently in negotiations towards a definitive agreement with GWT and there are no assurances that we will be able to reach such an agreement with GWT.

We anticipate spending approximately $2,000,000 in pursuing our plan of operation over the next twelve months. This amount is in excess of our current cash reserves and anticipated revenues for that period. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business.

Currently we do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing in order to proceed with the development of the Aqua Products. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to complete the development and commercialization of the Aqua Products.

RESULTS OF OPERATIONS

Under generally accepted accounting principles, our acquisition of Aqua GmbH has been accounted for as a reverse acquisition. As such, Aqua GmbH has been treated as the acquiring entity for accounting and financial reporting purposes. See Item 6 “Management’s Discussion and Analysis or Plan of Operation - Critical Accounting Policies”. As such, the results of our operations presented in this Annual Report are presented as a continuation of the operations of Aqua GmbH, which was incorporated on May 13, 2004, and not our predecessor V G Tech, Inc.

Summary of Year End Results
Year Ended
September 30, 2004
Revenue	$nil
Expenses	$(67,448)
Net Income (Loss)	$(67,448)

Revenues

We have not earned any revenue to date. We have reached an agreement with BS Technik GmbH to deliver 15 Thermomobile units for an aggregate price of €164,283. We expect to complete the sale of these units to BS Technik GmbH sometime in 2005.

Although we have reached agreements in principle with various parties to provide estimates and evaluate their cold storage, waste water treatment and/or water purification needs, the fees and prices to be paid for providing those services have not yet been determined and there is no assurance that we will be able to reach definitive agreements to provide these parties with our services.

We do not anticipate earning revenues from our other products until such time as we have completed commercial development of those products. We expect to complete pilot testing of our Aquamission product sometime in 2005, however there is no assurance that the results of these pilot projects will be favorable. We are presently in the development stage of our business and we can provide no assurance that we will be able to successfully market our planned products or otherwise generate significant revenue once development is complete.

Expenses

The major components of our expenses for the year are outlined in the table below:

Year Ended
September 30, 2004
Accounting and Audit Fees	$34,944
Advertising	4,395
Legal Fees	18,780
Filing Fees	992
Office and Miscellaneous	6,096
Travel	2,241
Total	$67,448

The majority of our expenses for the year ended September 30, 2004 were professional fees incurred in connection with our acquisition of Aqua GmbH and in connection with starting up our business. We anticipate that our operating expenses will increase significantly during the next twelve months as we continue construction of the Thermomobile units to be delivered to BS Technik GmbH and as we continue with the development of our products and related technologies in accordance with our plan of operation.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows
Year Ended
September 30, 2004
Net Cash from (used in) Operating Activities	$(80,426)
Net Cash from (used in) Investing Activities	(5,988)
Net Cash from (used in) Financing Activities	93,127
Net Increase (decrease) in Cash During Period	$6,713

Working Capital

At September 30, 2004
Current Assets	$62,900
Current Liabilities	(225,989)
Working Capital Surplus (Deficit)	$(163,089)

As at September 30, 2004, we had cash of $6,713 and a working capital deficit of $163,089. Our current working capital is insufficient to support our current commitments and operations over the next twelve months. In addition, we will require approximately $2,000,000 in order to carry out our plan of operation over the next twelve months. On October 18, 2004, we obtained equity financing in the amount of $1,000,000 on a private placement basis, which is being used by us to support our current operations. See Item 5 “Market for Common Equity and Related Stockholder Matters – Recent Sales of Unregistered Securities”. However, we require additional financing if we are to continue as a going concern and to finance our plan of operation. We anticipate that any additional financing will be through sales of our common stock or other equity-based securities. We are presently in the process of negotiating private placements of securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our product development efforts and may implement additional actions to reduce expenditures.

We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial product development, marketing and operating expenses in implementing our plan of operation. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

  our ability to commercially market our Thermomobile product;

  our ability to develop commercially marketable Aquamission and/or Thermomission products;

  our ability to raise additional capital necessary to implement our business strategy and plan of operation;

  our ability to compete with other existing technologies; and

  the success of any marketing and promotional campaign which we conduct for our products once development is complete.

The financial statements accompanying this Annual Report contemplate our continuation as a going concern. However, we have sustained substantial losses, have a limited operating history and are still in the development stage of our business. Additional funding will be necessary to continue development and marketing of our products. We intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months, however there is no assurance that we will be able to raise the necessary capital to continue our operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in this Annual Report.

Reverse Acquisition Accounting

Under generally accepted accounting principles, the acquisition of Aqua GmbH has been accounted for as a reverse acquisition and Aqua GmbH has been treated as the acquiring entity for accounting and financial reporting purposes. As such, the consolidated financial statements are presented as a continuation of the operations of Aqua GmbH and not Aqua Society, Inc. The operations of Aqua Society, Inc. are included in the consolidated statement of loss from September 22, 2004, the effective date of the acquisition.

Under reverse takeover accounting, the comparative figures would be those of Aqua GmbH, the legal subsidiary. However, Aqua commenced operations on May 13, 2004 and accordingly no comparative figures are presented.

Principles of Consolidation

The consolidated financial statements include the accounts of Aqua Society, Inc. and our wholly owned subsidiary, Aqua GmbH, a German limited liability company. All inter-company transactions have been eliminated.

Foreign Currency Translation

Our functional currency is United States dollars. Our subsidiary, Aqua GmbH, uses the Euro as its functional currency. Accordingly, assets and liabilities of Aqua GmbH are translated into US dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the Accumulated Other Comprehensive Income account in Stockholders’ Equity.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations and Comprehensive Loss.

RISK FACTORS

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of $2,000,000 in order to fund our plan of operation over the next twelve months. We currently do not have any financing arrangements in place and there is no assurance that we will be able to acquire sufficient financing on terms acceptable to us or at all. If financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment

Limited Operating History, Risks Of A New Business Venture

Aqua GmbH was formed on May 13, 2004 and has been involved primarily in organizational activities to date. We have never earned revenue from our operations.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our Product Development Program May Not Be Successful

We are in the process of constructing a prototype for the Thermomission product. Once we complete development of our prototype, there is no assurance that our prototype will work as expected.

We have constructed prototypes of our Aquamission product that we expect to test in real environmental conditions sometime in 2005. Although the results of tests conducted with these prototypes in our workshops under simulated conditions similar to those in the Persian Gulf have been successful, there is no assurance that tests conducted under real environmental conditions will produce favorable results.

In the event that our prototype development program for these products is successful, there is no assurance that we will be able to manufacture theses products at a reasonable cost. Even if we are able to manufacture these products at a reasonable cost, there is no assurance that the price of our products will not be excessive, precluding the product from generating sufficient consumer or market acceptance.

If We Are Unable To Achieve Market Acceptance For Our Products, We Will Be Unable To Build Our Business

To date, we have completed technical development of only our Thermomission product and have entered into only one definitive agreement to supply these products. Our future success will depend upon the acceptance of our Thermomission product and other products by the respective industries in which we intend to market those products. Achieving such acceptance will require significant investments in research and development and market development. Our technologies and products may not achieve widespread acceptance, which could limit our ability to develop and expand our business. The technologies upon which our products and services are based are relatively new and are evolving. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective clients about the uses and benefits of our products. If these efforts fail, or if our products do not achieve commercial acceptance, our business could be harmed.

Our Operations May Be Subject to Extensive Government Regulation

Our operations may be subject to extensive government regulations in the United States, Europe and elsewhere. In order to sell products based on the Aqua Technologies, we may have to satisfy numerous mandatory procedures, regulations, and safety standards established by international, federal and state regulatory agencies. There can be no assurance that we can successfully comply with all present or future government regulations.

Risks of International Business Operations

Although we are incorporated in the United States, the majority of our operating activities is conducted in Germany. Furthermore, we intend to target markets for our products in the Persian Gulf and other developing parts of the world, such as Africa. As such, a significant portion of our business depends upon our ability to establish and maintain successful relationships with businesses and governments located outside of the United States. If we are unable to establish and maintain such relationships, we may not be able to implement our business plan or plan of operations. In addition, we face risks related to conducting international business operations, including the risks of changing economic conditions and political instability, which could have a materially adverse affect on our business plan.

Rapid Technological Changes In Our Industry Could Make Our Products Obsolete

The industry in which we intend to compete is characterized by rapid technological change and intense competition. New technologies, products and industry standards will develop at a rapid pace which could make our planned products obsolete. Our future success will depend upon our ability to develop and introduce product enhancements to address the needs of our customers. Material delays in introducing product enhancements may cause customers to forego purchases of our products and purchase those of competitors.

Asserting And Defending Intellectual Property Rights May Impact Results Of Operations

The success of our business may depend on our ability to successfully defend our intellectual property rights. Future litigation may have a material impact on our financial condition even if we are successful in developing and marketing products. We may not be successful in defending or asserting our intellectual property rights.

An adverse outcome in any litigation or interference proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. In addition, a finding that any of our intellectual property rights are invalid could allow our competitors to more easily and cost-effectively compete. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on our business, financial condition or results of operations.

The cost to us of any patent litigation or interference proceeding could be substantial. Uncertainties resulting from the initiation and continuation of patent litigation or interference proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and interference proceedings could also absorb significant management time.

We May Be Subject To Product Liability Lawsuits

We may be subject to product liability claims. Such claims may absorb significant management time and could degrade our reputation and the marketability of our products. If product liability claims are made with respect to our products, we may need to recall the implicated product which could have a material adverse effect on our business, financial condition and results of operations. In addition, although we may maintain product liability insurance, we cannot be sure that such insurance will be adequate to cover potential product liability lawsuits. Insurance is expensive and in the future may not be available on acceptable terms, if at all. If a successful product liability claim or series of claims exceeds insurance coverage, it could have a material adverse effect on our business, financial condition and results of operations.

Dependence On Key Personnel

Our success will largely depend on the performance of our directors and officers. Our success will also depend on our ability to attract and retain highly skilled technical, research, management, regulatory compliance, sales and marketing personnel. Competition for such personnel is intense. The loss of the services of such personnel or the inability to attract and retain other key personnel could impair the development of our business, operating results and financial condition.

ITEM 7.            FINANCIAL STATEMENTS.

AQUA SOCIETY, INC.

(formerly VG Tech, Inc.)

(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Stated in US Dollars)

TERRY AMISANO LTD.	AMISANO HANSON
KEVIN HANSON, CA	CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Aqua Society, Inc. (formerly VG Tech, Inc.)

We have audited the consolidated balance sheet of Aqua Society, Inc. (formerly VG Tech, Inc.) (A Development Stage Company) and subsidiary as of September 30, 2004 and the related consolidated statement of operations and comprehensive loss, stockholders’ deficiency and cash flows for the period May 13, 2004 (Date of Incorporation) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aqua Society, Inc. and subsidiary as of September 30, 2004 and the results of their operations and their cash flows from May 13, 2004 (Date of Incorporation) to September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“Amisano Hanson”
December 21, 2004, except as to Note 1 which is	Chartered Accountants
as of December 27, 2004

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

AQUA SOCIETY, INC.
(formerly VG Tech, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
September 30, 2004
(Stated in US Dollars)

2004
ASSETS
Current
Cash	$6,713
Government value added tax receivable	8,841
Inventory	47,346

62,900
Patents – Note 4	25,056
Capital assets – Note 5	6,269
Due from related party – Note 6	7,535

$101,760

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 6	$99,194
Loans payable – Note 7	126,795

225,989

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value – Notes 8 and 11
100,000,000 shares authorized
79,908,000 shares issued and outstanding	79,908
Additional paid-in capital	25,056
Special warrants	34,000
Accumulated other comprehensive loss	(997)
Deficit accumulated during the development stage	(262,196)

(124,229)

$101,760

Nature and Continuance of Operations – Note 1
Commitments – Notes 3, 8, 11 and 12
Subsequent Events – Notes 1 and 11

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
(formerly VG Tech, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
for the period May 13, 2004 (Date of Incorporation) to September 30, 2004
(Stated in US Dollars)

May 13, 2004
(Date of Incor-
poration) to
September 30,
2004

General and administrative expenses:
Accounting and audit fees	$34,944
Advertising	4,395
Legal fees	18,780
Filing fees	992
Office and miscellaneous	6,096
Travel	2,241

Net loss for the period	(67,448)

Other comprehensive loss
Foreign currency adjustment	(997)

Comprehensive loss for the period	$(68,445)

Basic loss per share	$(0.01)

Weighted average number of shares outstanding	11,532,230

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
(formerly VG Tech, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
for the period May 13, 2004 (Date of Incorporation) to September 30, 2004
(Stated in US Dollars)

May 13, 2004
(Date of
Incorporation) to
September 30,
2004
Cash flows used in Operating Activities
Net loss for the period	$(67,448)
Changes in non-cash working capital items:
Inventory	(47,346)
Government value added tax receivable	(8,841)
Accounts payable and accrued liabilities	43,209

(80,426)

Cash flow used in Investing Activities
Cash acquired from business acquisition	1,547
Due from related party	(7,535)

(5,988)

Cash flow from Financing Activities
Issuance of common stock for cash	31,042
Loans payable	62,085

93,127

Increase in cash during the period	6,713

Cash, beginning of the period	-

Cash end of the period	$6,713

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-

Income taxes	$-

Non-cash Transactions – Note 10

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
(formerly VG Tech, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period May 13, 2004 (Date of Incorporation) to September 30, 2004
(Stated in US Dollars)

							Deficit
	Common Stock					Accumulated	Accumulated
			Additional			Other	During the
			Paid-in	Special Warrants		Comprehensive	Development
	Number	Par Value	Capital	Number	Amount	Loss	Stage	Total

Capital stock issued for cash	1	$31,042	$-		$-	$-	$-	$31,042
Contribution of assets	-	-	25,056		-	-	-	25,056
Pursuant to the acquisition of Aqua Society GmbH	10,000,000	10,000	-	34,000,000	34,000	-	-	44,000
Exchange of shares	(1)	(31,042)	-		-	-	-	(31,042)
Outstanding shares of Company
prior to acquisition	69,908,000	69,908	-		-	-	(194,748)	(124,840)
Unrealized loss on translation	-	-	-		-	(997)	-	(997)
Net loss for the period	-	-	-		-	-	(67,448)	(67,448)

Balance, September 30, 2004	79,908,000	$79,908	$25,056	34,000,000	$34,000	$(997)	$(262,196)	$(124,229)

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
(formerly VG Tech, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company is in the development stage and was in the business of developing high end computer generated 3D digital illustrations and special effects for various industries. Effective September 22, 2004, the Company acquired 100% of the issued and outstanding stock of Aqua Society GmbH (“Aqua”), a German limited liability company that is in the business of developing technologies for application in the areas of refrigeration, water purification and waste water treatment (Note 3).

These consolidated financial statements have been prepared on a going concern basis. At September 30, 2004 the Company has a deficit of $263,193, has a working capital deficiency of $163,089 and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

The Company’s current working capital is not sufficient to support current commitments and operations and planned expansion for the next twelve months. Subsequent to September 30, 2004, the Company completed a private placement of the Company’s stock (Note 11), whereby the Company raised $1,000,000 to be used to support operations for the year ended September 30, 2005.

The Company was incorporated as VG Tech, Inc. in the State of Nevada, United States of America on March 2, 2000. Effective December 27, 2004, the Company changed its name to Aqua Society, Inc.

Note 2	Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

AQUA SOCIETY, INC.
(formerly VG Tech, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

The consolidated financial statements have, in management’s opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aqua, a German limited liability company. All inter-company transactions have been eliminated.

	b)	Capital Assets and Amortization

Capital assets are recorded at cost. The Company provides for amortization using the declining balance method at the following annual rates:

		Furniture and fixtures	20%
		Computer equipment	30%

	c)	Inventory

Inventories are carried at the lower of cost and net realizable value. Cost is determined on a first-in-first-out basis.

	d)	Impairment of Long-lived Assets

The Company reports the impairment of long-lived assets and certain intangibles in accordance with Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, the impairment loss is recognized in the period it is determined.

	e)	Patents and Amortization

Patents are recorded at cost. The Company provides for amortization of patents on the straight-line basis over their estimated economic lives. Patent applications are not amortized until the patents are awarded.

AQUA SOCIETY, INC.
(formerly VG Tech, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

	f)	Goodwill and Intangible Assets

The Company has adopted the provisions of the FAS No. 142, “Goodwill and Intangible Assets”. Under FAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are annually tested for impairment. The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life for the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed.

	h)	Development Stage

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

	i)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, due from related party and accounts payable and accrued liabilities approximate their fair value due to the short maturity of such instruments. Loans payable also approximate their fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

The Company has operations in Germany and undertakes transactions in Euros. Consequently, some assets and liabilities are exposed to foreign currency fluctuations. As at September 30, 2004, cash of $5,165, due from related parties of $7,535, accounts payable and accrued liabilities of $25,455 and loans payable of $62,085 denominated in Euros are included in these financial statements.

	j)	Income Taxes

The Company follows FAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

	k)	Basic Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.

AQUA SOCIETY, INC.
(formerly VG Tech, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

	l)	Foreign Currency Translation

The Company’s functional currency is United States dollars. The Company’s subsidiary, Aqua, uses the Euro as its functional currency. Accordingly, assets and liabilities of Aqua are translated into US dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the Accumulated Other Comprehensive Income account in Stockholders’ Equity.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations and Comprehensive Loss.

	m)	Comprehensive Loss

FAS No. 130 “Reporting Comprehensive Income”, has been adopted by the Company. The standard establishes guidelines for the reporting and display of comprehensive income and its components in consolidated financial statements. Comprehensive loss includes foreign currency translation adjustments.

	n)	New Accounting Standards

Management does not believe that any recently issued but not effective accounting standards if currently adapted could have a material affect on the accompanying financial statements.

	o)	Leases

Leases are classified as capital or operating leases. A lease that transfers substantially all of the benefits and risks incidental to ownership of property is classified as a capital lease. At the inception of a capital lease, an asset and an obligation are recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair value at the beginning of the lease. All other leases are accounted for as operating leases wherein rental payments are expense as incurred.

AQUA SOCIETY, INC.
(formerly VG Tech, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Stated in US Dollars)

Note 3	Business Acquisition

By a share purchase agreement dated September 3, 2004 and approved on September 22, 2004, the Company acquired 100% of the issued and outstanding shares of Aqua, in consideration of the issuance of 10,000,000 shares of common stock and 34,000,000 special warrants of the Company. Each warrant is convertible into one common share of the Company for no additional consideration and shall be deemed exercised upon the Company increasing its authorized capital stock to 200,000,000 common shares. As further consideration, the sole director and President of the Company transferred all of his 36,000,000 common shares of the Company to the vendor. Concurrent with the closing of the acquisition, the Company’s sole director and President resigned from his position and a new director, the managing director of Aqua, was appointed to the Board of the Company.

Aqua is in the business of developing technologies for application in the areas of refrigeration, water purification and water-waste management.

As a result of this transaction, the shareholders of Aqua acquired control of the Company and consequently Aqua is deemed to be the acquirer. The acquisition has been accounted for using the purchase method of accounting, as a reverse acquisition and the consolidated financial statements are a continuation of the operations of Aqua and not Aqua Society, Inc. The operations of the Company are included in the consolidated statement of loss from September 22, 2004, the effective date of the acquisition.

Aqua was incorporated as 21.HSCU GmbH on May 13, 2004 in Dusseldorf, Germany and changed its name on July 15, 2004 to Aqua Society GmbH.

The fair value of the net assets acquired are as follows:

Total assets	$20,778
Less: liabilities assumed – Note 6	(98,319)

Net liabilities acquired	(77,541)
Cost of reverse takeover	(34,341)

Net deficiency	$(111,882)

For the purposes of this acquisition, the fair value of the net liabilities of the Company and the costs of the acquisition are ascribed to the 69,908,000 previously outstanding common shares of the Company deemed to be issued on the acquisition, and recorded as an increase to deficit.

AQUA SOCIETY, INC.
(formerly VG Tech, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Stated in US Dollars)

Note 3	Business Acquisition – (cont’d)

Under reverse takeover accounting, the comparative figures would be those of Aqua, the legal subsidiary. However, Aqua commenced operations on May 13, 2004 and accordingly no comparative figures are presented.

The consolidated statements of loss and deficit and cash flows for the period ended September 30, 2004, do not include the results of operations or cash flows of the legal parent, Aqua Society, Inc. for the period October 1, 2003 to September 22, 2004, the date of the reverse take-over transaction. Operations and cash flows of Aqua Society, Inc. for the period October 1, 2003 to September 22, 2004 are as follows:

Statement of Loss

Expenses
Accounting and audit fees	$5,875
Amortization	1,832
Bank charges and interest	83
Consulting fees	7,625
Legal fees	13,415
Office and miscellaneous	1,243
Printing and production	1,018
Telephone	1,039
Transfer agent and filing fees	3,330

Net loss for the period	$(35,460)

AQUA SOCIETY, INC.
(formerly VG Tech, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Stated in US Dollars)

Note 3	Business Acquisition – (cont’d)

Statement of Cash Flows

Operating Activities
Net loss for the period	$(35,460)
Add item not involving cash:
Amortization	1,832
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	17,610
Loans payable	25,369

Cash provided by operating activities	9,351

Investing Activities
Advances receivable	4,005
Acquisition costs	(12,962)

Cash used in investing activities	(8,957)

Financing Activity
Shares redeemed	(760)

Cash used in financing activity	(760)

Decrease in cash during the period	(366)

Cash, beginning of the period	1,913

Cash, end of the period	$1,547

Note 4	Patents

Patents constitute patent applications and rights. These patents were contributed by the founding shareholders of Aqua based on the transferor’s historical cost.

		2004
		Accumulated
	Cost	Amortization	Net

Patents	$25,056	$-	$25,056

AQUA SOCIETY, INC.
(formerly VG Tech, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Stated in US Dollars)

Note 5	Capital Assets

		2004
		Accumulated
	Cost	Amortization	Net

Furniture and fixtures	$9,969	$5,186	$4,783
Computer equipment	2,363	877	1,486

	$12,332	$6,063	$6,269

Note 6	Related Party Transactions – Note 7

The amount due from related party is due from a law firm of which the President of the Company is a partner. The amount due is in respect to expense advances paid on behalf of Aqua by the law firm.

Included in accounts payable and accrued liabilities is $20,916 due to a director of the Company. This amount is unsecured, non-interest bearing and has no specific terms for repayment.

Included in the net liabilities assumed (Note 3) is $36,803 due to the former President of the Company.

Note 7	Loans Payable

Loans payable are unsecured and non-interest bearing. Included in loans payable is $36,803 due to the former President of the Company. Of the total outstanding at September 30, 2004, $62,085 of loans payable are repayable within one year and the remainder have no specific terms for repayment.

AQUA SOCIETY, INC.
(formerly VG Tech, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Stated in US Dollars)

Note 8	Capital Stock – Note 11

Pursuant to a directors resolution dated January 2, 2003 and effective on that date, the Company declared a forward stock split and increased its issued common stock on a five for one basis. The common stock was again split on a four for one basis effective August 24, 2004. The number of shares and allocation between par value and capital in excess of par value referred to in these financial statements has been restated wherever applicable to give retroactive effect to the forward stock splits.

The changes in the capital stock of Aqua Society, Inc. during the year were as follows:

Balance, September 30, 2003	17,515,000
Common stock cancelled	(38,000)
Four-for-one stock split	52,431,000

Balance, September 22, 2004 (Date of business acquisition – Note 3)	69,908,000

Commitments:

Special Warrants

At September 30, 2004, the Company had 34,000,000 special warrants outstanding. These warrants are convertible into one common share of the Company for no additional consideration and shall be deemed exercised upon the Company increasing its authorized capital stock to 200,000,000 common shares.

Note 9	Deferred Tax Assets

At September 30, 2004, the Company has incurred has accumulated non-capital losses in the United States totalling approximately $180,746 and non-capital losses in Germany totalling $48,710 which can be carried forward and applied against future taxable income. The losses in Germany may be carried forward indefinitely and the losses in the United States expire as follows:

2020	$39,365
2021	40,269
2023	48,734
2024	52,378

$180,746

AQUA SOCIETY, INC.
(formerly VG Tech, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Stated in US Dollars)

Note 9	Deferred Tax Assets – (cont’d)

At September 30, 2004, the significant components of the Company’s future income tax assets are as follows:

Total
Deferred Tax Assets
Non-capital losses carryforward	$72,738
Net carrying amount of capital assets	909
Valuation allowance for deferred tax asset	(73,647)

$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 10	Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows. During the period ended September 30, 2004, the following transactions were excluded from the statement of cash flows:

	a)	Patents were transferred to Aqua by founding shareholders at historical costs totalling $25,056.

	b)	The Company issued 10,000,000 common shares and 34,000,000 special warrants for the acquisition of Aqua.

Note 11	Subsequent Events – Note 1

a)
By an agreement dated October 1, 2004, the Company agreed to pay $2,000 per month to a consultant of the Company. The agreement is effective for a term of 5 years. The Company also agreed to grant 500,000 common stock options upon signing of the agreement. The exercise price of the stock options will be the minimum price permitted by the stock incentive plan and will have a term of five years. These stock options are included in the 10,000,000 stock options referred to in Note 11(b).

b)
By stock option agreements dated October 15, 2004, the Company granted to a director of the Company and consultants share purchase options to purchase 10,000,000 common shares at $1.70 per share for a period of five years pursuant to a stock option plan adopted September 28, 2004.

AQUA SOCIETY, INC.
(formerly VG Tech, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Stated in US Dollars)

Note 11	Subsequent Events – Note 1 – (cont’d)

c)
By a subscription agreement dated October 18, 2004, the Company completed a private placement of 416,666 units at $2.40 per unit for total proceeds of $1,000,000. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder thereof the right to purchase one additional common share at $2.40 per share, which expires on October 18, 2006.

d)
By a non-binding letter agreement dated October 20, 2004, the Company, has agreed to acquire a 25.1% interest in WAT-membratec GmbH (“WAT”), a German limited liability partnership, for approximately EUR300,000 (US$372,532). WAT is involved in the manufacturing of water and waste-water treatment and filtration systems.

e)
By an agreement dated November 30, 2004 and effective December 10, 2004, the Company, acquired a 33% interest in UFI-Tec GmbH (“UFI”), a German company, in consideration of EUR25,565 (US$31,744). UFI develops and constructs membrane filtration systems for a variety of applications.

f)
By a non-binding Memorandum of Understanding dated December 1, 2004, the Company agreed to collaborate on the production of water treatment, filtration and desalination systems in the United Arab Emirates.

g)
On December 6, 2004, the Company increased its authorized common stock to 300,000,000 common shares at $0.001 par value, causing the 34,000,000 special warrants to be converted into common shares of the Company for no additional consideration.

h)
By a Management Consulting contract dated December 13, 2004 and effective October 1, 2004, the Company agreed to pay EUR15,000 per month to a law firm, of which the President of the Company is a partner, for management services. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

Note 12	Commitments – Notes 3, 8 and 11

By four lease agreements dated September 30, 2004 and effective October 1, 2004, the Company entered into four lease contracts the Company’s corporate head office. The leases require total payments of EUR6,690 (US$8,309) per month. Two of the leases are effective until May 31, 2007 and the other two are effective until December 31, 2007. The leases will be automatically extended every year unless cancelled with six months advance notice.

By a lease agreement dated September 30, 2004 and effective October 1, 2004, the Company entered into a sales office lease. The lease requires payments of EUR680 (US$845) per month for a one year term, and will be automatically extended every year unless cancelled with three months advance notice.

ITEM 8.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.         CONTROLS AND PROCEDURES.

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

ITEM 8B.         OTHER INFORMATION.

None.

PART III

ITEM 9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions with our company, and their biographical information.

Name of Director	Age	Position

Achim Stamm	45	Chief Executive Officer, Chief Financial Officer,
		President, Secretary, Treasurer and Director

Erwin Oser	58	Director

ACHIM STAMM. Mr. Stamm has been a member of our Board of Directors and our President, Secretary and Treasurer since September 22, 2004. Mr. Stamm is the sole Managing Director of Aqua GmbH and is also Aqua GmbH’s Chief Executive Officer, Chief Financial Officer and principal legal advisor.

From 1998 until 2003, Mr. Stamm was the Managing Director of Breyer Stahl GmbH, a German steel company. Mr. Stamm has also acted as a Deputy Chairman of the Vocational Training Committee of the Frankfurt a.M. Main Bar Association and as an honorary advisor and member of the supervisory boards for various non-profit organizations. From 1990 until 1995, Mr. Stamm was a lecturer on social, civil and labor law at the Justus-Liebig University in Geißen. Since 2000, Mr. Stamm has also acted as the Managing Director for several privately owned start-up companies with international operations. Mr. Stamm has been practising as a lawyer in Germany since 1987.

ERWIN OSER. Dr. Oser has been a member of our Board of Directors since October 20, 2004. In addition to acting as a member of our Board of Directors, Dr. Oser is our lead consultant in charge of research and development for our Energy Technologies Department.

Since 1985, Dr. Oser has been the principal Dr. Oser/Partner In Technik, a German based Management Consulting firm, that specializes in assisting their clients with the creation of efficient organization structures, product development and the introduction of new technologies. Dr. Oser received his Diploma in Physics and his Doctorate in Physical Chemistry from RWTH Aachen, in Germany. He also completed post graduate studies at RWTH Aachen where he obtained his certificate in Economics.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors does not maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our Board of Directors has determined that we do not presently have a director who meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

Our Board of Directors presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

TERMS OF OFFICE

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year:

Name and Principal Position	Number of Late	Transactions Not	Known Failures to
	Reports	Timely Reported	File a Required Form
Hubert Hamm	One	One	Nil

ITEM 10.          EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us for the fiscal period ended September 30, 2004.

		Annual Compensation				Long Term Compensation
					Other
					Annual	Restricted		LTIP	All Other
		Year			Compen	Stock	Options/	payouts	Compen-
Name	Title	Ended	Salary	Bonus	-sation	Awarded	SARs (#)	($)	sation

Achim	President,	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Stamm(1)(2)	Secretary, Treasurer	2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	& Director

Dr. Erwin	Director	2004	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Oser(1)		2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Steve	Former President,
Livingston	Secretary, Treasurer	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	and Form Director	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)
In October of 2004, pursuant to our 2004 Stock Incentive Plan, we granted to Mr. Stamm options to acquire 2,000,000 shares of our common stock and to Dr. Erwin Oser, currently one of our directors, options to acquire 1,000,000 shares of our common stock. The options issued to Mr. Stamm and Dr. Oser are exercisable at a price of $1.70 per share, and expire on October 15, 2009.

(2)
Effective October 1, 2004, we entered into a management services agreement with Stamm & Lang Rechtsanwalte (“Stamm & Lang”), a German law firm of which Achim Stamm is a partner. This agreement calls for us to pay to Stamm & Lang fees in the amount of €15,000 per month. See Item 12 “Certain Relationships and Related Transactions”.

Except as described above, no other compensation has been paid to, awarded to, or earned by any of our executive officers or directors from our inception.

EMPLOYMENT CONTRACTS

We do not currently have any employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 7, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our officers and directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)(5)
DIRECTORS AND OFFICERS
Common Stock	Achim Stamm Director, President, Secretary and Treasurer Wilhelmstrasse 2, 61231 Bad Nauheim Germany	82,000,000(2) (indirect)	71.7%
Common Stock	Erwin Oser Director Hansaring 145 – 147, 50670 Koln Germany	1,000,000(3) (direct)	0.9%
Common Stock	All Officers and Directors as a Group (2 persons)	83,000,000	72.6%
5% STOCKHOLDERS
Common Stock	Water-Capital-Holding Ltd.	80,000,000 (direct)	70.0%
Common Stock	Achim Stamm	82,000,000(2) (indirect)	71.7%
Common Stock	Hubert Hamm	82,050,000(4) (indirect)	71.8%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Proxy Statement. As of January 7, 2005, we had 114,324,666 shares of common stock issued and outstanding.

(2)
The number of shares listed as beneficially owned by Mr. Stamm includes options to purchase 2,000,000 shares of our common stock exercisable at $1.70 per share owned directly by Mr. Stamm and 80,000,000 shares of our common stock owned by Water. The shares of our common stock owned by Water are listed as beneficially owned by Mr. Stamm by virtue of his 100% ownership interest in Water. As a director of Water and as Water’s sole shareholder, Mr. Stamm shares with Mr. Hamm the power to direct the voting and/or disposition of the shares owned by Water.

(3)	The number of shares listed as beneficially owned by Dr. Oser consists of options to purchase 1,000,000 shares of our common stock exercisable at $1.70 per share.

(4)
The number of shares listed as beneficially owned by Mr. Hamm includes options to purchase 2,050,000 shares of Common Stock exercisable at $1.70 per share owned directly by Mr. Hamm and 80,000,000 shares of our common stock owned by Water. The shares of common stock owned by Water are listed as beneficially owned by Mr. Hamm by virtue of his being a director of Water. As a director of Water, Mr. Hamm shares with Mr. Stamm the power to direct the voting and/or disposition of the shares owned by Water.

(5)
In the case of each stockholder, the percentage has been calculated assuming the exercise of all options and warrants held by that individual. In the case of the group, the percentage has been calculated assuming exercise of all options held by the group.

Security Ownership of Management

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT SEPTEMBER 30, 2004
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A

Equity Compensation Plans not approved by security holders	10,000,000	$1.70 per share	Nil
Total	10,000,000	$1.70 per share	Nil

2004 Stock Incentive Plan

On September 28, 2004, we established our 2004 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to advance the interests of our company and our stockholders by strengthening our ability to obtain and retain the services of the types of employees, consultants, officers and directors who contribute to our long term success and to provide incentives which are linked directly to increases in stock value which will inure to the benefit of all our stockholders. The Plan is administered by our Board of Directors or by a committee of two or more non-employee directors appointed by the Board of Directors (the "Administrator"). Subject to the provisions of the Plan, the Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. Options granted under the Plan may be either "incentive stock options," which qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, (the “Code”) or nonqualified stock options.

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options under the Plan, provided that they render bona fide services that are not in connection with the offer and sale of the Company's securities in a capital-raising transaction and that they do not directly or indirectly promote or maintain a market for the Company's securities.

The maximum number of shares of our common stock with respect to which options or rights may be granted under the Plan to any participant is 10,000,000 shares, subject to certain adjustments to prevent dilution.

The exact terms of the options granted are contained in an option agreement between us and the person to whom such option is granted. Eligible employees are not required to pay anything to receive options. The exercise price for non-qualified stock options must be no less than 85% of the fair market value of the common stock on the date of grant. An option holder may exercise options from time to time, subject to vesting. Options will vest immediately upon death or disability of a participant and upon certain change of control events.

The Administrator may amend or terminate the Plan at any time and in any manner, subject to the following: (1) no recipient of any award may, without his or her consent, be deprived thereof or of any of his or her rights thereunder or with respect thereto as a result of such amendment or termination; and (2) no outstanding incentive stock options may be modified in any manner that would cause such option not to qualify as an incentive stock option for the purposes of Section 422 of the Code.

The Plan terminates on September 28, 2014 unless sooner terminated by action of the Board of Directors. All awards granted under the Plan expire ten years from the date of grant, or such shorter period as is determined by the Administrator. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder shall again be available for issuance under the Plan.

We filed a Form S-8 Registration Statement under the Securities Act of 1933, as amended, to register the 10,000,000 shares of our common stock reserved for issuance under the Plan on January 12, 2005.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; and
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

Stamm & Lang Rechtsanwalte

Effective October, 1, 2004, we entered into a Management Consulting Contract with Stamm & Lang Rechtsanwalte (“Stamm & Lang”), a German law firm of which Achim Stamm, our President, Secretary and Treasuer and a member of our Board of Directors, is a partner. Under our contract with Stamm and Lang, Stamm & Lang will provide us with management services in exchange for fees in the amount of €15,000 per month. The contract is for an unlimited term and may be terminated by either party with six months advance notice.

ITEM 13.          EXHIBITS.

(a) Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State effective December 27, 2004.

3.2	Bylaws, effective March 2, 2000.(1)

10.1	Share Purchase Agreement between Water-Capital-Holding Ltd., V G Tech, Inc., Aqua Society GmbH and Steve Livingston, dated for reference September 3, 2004.(2)

10.2	Agreement and Deed of Transfer between Water-Capital-Holding Ltd. and V G Tech, Inc. dated for reference September 22, 2004.(2)

10.3	Certified Translation of a Notarial Deed executed by Uwe Diestel and Aqua Society GmbH dated November 30, 2004 regarding the purchase and sale of an interest in UFI- TEC GmbH.

10.4	2004 Stock Incentive Plan.(3)

14.1	Code of Ethics.

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on January 29, 2003, as amended.
(2)	Filed with the SEC on September 10, 2004 as an exhibit to our Current Report on Form 8-K.
(3)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8, filed with the SEC on January 12, 2005.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended September 30, 2004 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2004	Year Ended September 30, 2003
Audit Fees	$10,621	$7,666
Audit Related Fees	$4,194	$5,586
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$14,815	$13,252

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA SOCIETY, INC.

By:	/s/ Achim Stamm
ACHIM STAMM
President, Secretary, Treasurer,
Chief Executive Officer and Chief Financial Officer
Director

Date: January 19, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Achim Stamm
ACHIM STAMM
President, Secretary, Treasurer,
Chief Executive Officer and Chief Financial Officer
Director

Date: January 19, 2005

By:	/s/ Erwin Oser
ERWIN OSER
Director

Date: January 19, 2005