Form 10QSB
period 2004-12-31
AQUA SOCIETY, INC.
filed 2005-03-11
CIK 1213111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
  ☒  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2004

  ☐  Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-50163

AQUA SOCIETY, INC.
(Name of small business issuer in its charter)

NEVADA	52-2357931
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Konrad - Adenauer Strasse 9-13
45699 Herten, Germany	_______________________________
(Address of principal executive offices)	(Zip Code)

011-49-6031-791-760
Issuer's telephone number

NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 8, 2005, the Issuer had 114,352,666 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐   No   ☒

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

AQUA SOCIETY, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(Stated in US Dollars)

(Unaudited)

AQUA SOCIETY, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
December 31, 2004 and September 30, 2004
(Stated in US Dollars)
(Unaudited)

	December 31,	September 30,
	2004	2004

ASSETS

Current
Cash	$7,517	$6,713
Government value added tax receivable	91,056	8,841
Inventory	89,080	47,346
Loans receivable	330,369	-

	518,022	62,900

Investment – Note 4	34,605	-
Patents	177,538	25,056
Capital assets	53,528	6,269
Due from related party – Note 5	33,852	7,535

	$817,545	$101,760

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$248,462	$99,194
Loans payable – Note 6	238,725	126,795

	487,187	225,989

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $0.001 par value – Note 7
300,000,000 shares authorized
114,324,666 shares issued and outstanding (September 30, 2004:
79,908,000	114,325	79,908
Additional paid-in capital	23,504,639	25,056
Special warrants	-	34,000
Accumulated other comprehensive loss	34,271	(997)
Deficit accumulated during the development stage	(23,322,877)	(262,196)

	330,358	(124,229)

	$817,545	$101,760

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three months ended December 31, 2004
and for the period May 13, 2004 (Date of Incorporation) to December 31, 2004
(Stated in US Dollars)
(Unaudited)

		May 13, 2004
		(Date of
	Three months ended	Incorporation) to
	December 31,	December 31,
	2004	2004

General and administrative expenses:
Accounting and audit fees	$42,061	$77,005
Advertising and promotion	15,430	19,825
Amortization	2,158	2,158
Bank charges and interest	324	324
Commissions	6,478	6,478
Consulting fees	6,000	6,000
Development costs	269,300	269,300
Legal fees	40,133	58,913
Filing fees	666	1,658
Management fees – Note 5	116,610	116,610
Office and miscellaneous	18,043	24,139
Stock-based compensation – Note 7	22,480,000	22,480,000
Transfer agent	4,032	4,032
Travel	59,446	61,687

Net loss for the period	(23,060,681)	(23,128,129)

Other comprehensive loss
Foreign currency adjustment	35,268	34,271

Comprehensive loss for the period	$(23,025,413)	$(23,093,858)

Basic loss per share	$(0.26)

Weighted average number of shares outstanding	89,482,275

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
(A Development Stage Company)
 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended December 31,2004
and for the period May 13, 2004 (Date of Incorporation) to December 31, 2004
(Stated in US Dollars)
(Unaudited)

		May 13, 2004
		(Date of
	Three months ended	Incorporation) to
	December 31,	December 31,
	2004	2004
Cash flows used in Operating Activities
Net loss for the period	$(23,060,681)	$(23,128,129)
Items not affecting cash:
Amortization	2,158	2,158
Stock-based compensation	22,480,000	22,480,000
Unrealized foreign exchange gain (loss)	35,268	34,271
Changes in non-cash working capital items:
Government value added tax receivable	(82,215)	(91,056)
Inventory	(41,734)	(89,080)
Accounts payable and accrued liabilities	149,268	193,474

	(517,936)	(598,362)

Cash flow used in Investing Activities
Cash acquired from business acquisition	-	1,547
Investment	(34,605)	(34,605)
Patents and development costs	(152,482)	(152,482)
Increase in due from related party	(26,317)	(33,852)
Capital asset purchases	(49,417)	(49,417)
Loans receivable	(330,369)	(330,369)

	(593,190)	(599,178)

Cash flow from Financing Activities
Issuance of common stock for cash	1,000,000	1,031,042
Loans payable	111,930	174,015

	1,111,930	1,205,057

Increase in cash during the period	804	7,517

Cash, beginning of the period	6,713	-

Cash end of the period	$7,517	$7,517

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Non-cash Transactions – Note 8

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period May 13, 2004 (Date of Incorporation) to December 31, 2004
(Stated in US Dollars)
(Unaudited )

							Deficit
	Common Stock					Accumulated	Accumulated
			Additional			Other	During the
			Paid-in	Special Warrants		Comprehensive	Development
	Number	Par Value	Capital	Number	Amount	Loss	Stage	Total

Capital stock issued for cash	1	$31,042	$-	-	$-	$-	$-	$31,042
Contribution of assets	-	-	25,056	-	-	-	-	25,056
Pursuant to the acquisition of Aqua
Society GmbH	10,000,000	10,000	-	34,000,000	34,000	-	-	44,000
Exchange of shares	(1)	(31,042)	-	-	-	-	-	(31,042)
Outstanding shares of Company
Prior to acquisition	69,908,000	69,908	-	-	-	-	(194,748)	(124,840)
Unrealized loss on translation	-	-	-	-	-	(997)	-	(997)
Net loss for the period	-	-	-	-	-	-	(67,448)	(67,448)

Balance, September 30, 2004	79,908,000	79,908	25,056	34,000,000	34,000	(997)	(262,196)	(124,229)
Common stock issued for cash
– at $2.40	416,666	417	999,583	-	-	-	-	1,000,000
Conversion of special warrants	34,000,000	34,000	-	(34,000,000)	(34,000)	-	-	-
Unrealized gain on translation	-	-	-	-	-	35,268	-	35,268
Stock-based compensation	-	-	22,480,000	-	-	-	-	22,480,000
Net loss for the period	-	-	-	-	-	-	(23,060,681)	(23,060,681)

Balance, December 31, 2004	114,324,666	$114,325	$23,504,639	-	$-	$34,271	$(23,322,877)	$330,358

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(Stated in US Dollars)
(Unaudited)

Note 1	Nature of Operations

Effective September 22, 2004, Aqua Society, Inc. (the “Company) acquired 100% of the issued and outstanding stock of Aqua Society GmbH (“Aqua”), a German limited liability company that is in the business of developing technologies for application in the areas of refrigeration, water purification and waste water treatment. Effective December 27, 2004, the Company changed its name to the Aqua Society, Inc.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the period May 14, 2004 (Date of Incorporation) to September 30, 2004, as filed with the United States Securities and Exchange Commission.

The results of operations for the three months ended December 31, 2004 are not indicative of the results that may be expected for the full year.

Note 2	Continuance of Operations

The interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at December 31, 2004, the Company has not yet achieved profitable operations and has accumulated significant losses since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company’s current working capital is not sufficient to support current commitments and operations and planned expansion for the next nine months. The Company intends to support operations for the year ended September 30, 2005 through loans and share issuance.

Aqua Society, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2004
(Stated in US Dollars)
(Unaudited)

Note 3	Significant Accounting Policy - Consolidation

The consolidated financial statements have, in management’s opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aqua Society GmbH, a German limited liability company. All inter-company transactions have been eliminated.

Note 4	Business Acquisition

By an agreement dated November 30, 2004 and effective December 10, 2004, the Company acquired a 33% interest in UFI-Tech GmbH (“UFI”), a German limited company, in consideration of EUR25,565 (US$31,744). UFI develops and constructs membrane filtration systems for a variety of applications.

Note 5	Related Party Transactions – Note 6

The Company incurred management fees of $58,305 charged by a law firm of which the President of the Company is a partner.

The amount due from related party is due from a law firm of which the President of the Company is a partner. The amount due is in respect to expense advances paid to the law firm by the Company.

Included in accounts payable and accrued liabilities is $20,916 (September 30, 2004: $20,916) due to a director of the Company. This amount is unsecured, non-interest bearing and has no specific terms for repayment.

Included in the loans payable is $36,803 (September 30, 2004: $36,803) due to the former President of the Company.

Note 6	Loans Payable

Of the total outstanding at December 31, 2004, $108,284 (September 30, 2004: $62,805) of loans payable bear interest of 7.5% per annum, are unsecured and repayable within one year. The remainder of the loans are unsecured, non-interest bearing and have no specific terms for repayment. Included in loans payable is $36,803 (September 30, 2004: $36,803) due to the former President of the Company.

Aqua Society, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2004
(Stated in US Dollars)
(Unaudited)

Note 7	Capital Stock – Note 9

On December 6, 2004, the Company increased its authorized common stock to 300,000,000 common shares at $0.001 par value, causing the 34,000,000 special warrants to be converted into common shares for no additional consideration.

Commitments:

Share Purchase Options

The Company has a share purchase option plan, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers, consultants and employees. The exercise price of the options is determined by the fair market value of the shares at the closing price on the date of the grant.

A summary of the status of the stock option plan as of December 31, 2004 and changes during the period is presented below:

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at September 30, 2004	-	-
Granted	10,000,000	$1.70
Exercised	-	-

Options outstanding and exercisable at
December 31, 2004	10,000,000	$1.70

At December 31, 2004, 10,000,000 share purchase options were outstanding to directors, employees and consultants entitling the holders thereof the right to purchase one common share of the Company at $1.70 per share. These share purchase options expire on October 15, 2009.

Accordingly, using the Black-Scholes option pricing model, the stock options granted to consultants are marked to fair value through charges to the statements of operations and additional paid-in capital. Total stock-based compensation for stock options granted to consultants and non-employees recognized during the period ended December 31, 2004 was $22,480,000. This amount was recorded in the statements of operations as stock-based compensation and in the balance sheets as additional paid-in capital.

The Compensation charge associated with directors’ and employees’ options in the amount of $5,620,000 is not recognized in the financial statements, but included in the pro forma amounts below.

Aqua Society, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2004
(Stated in US Dollars)
(Unaudited)

Note 7	Capital Stock – Note 9 - (cont’d)

Share Purchase Options – (cont’d)

The fair value of the stock-based compensation has been determined using the Black- Scholes option pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected volatility	117%
Risk-free interest rate	4%
Weighted average expected term in years	5 years

The Black-Scholes option-pricing model requires the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

Had compensation cost associated with directors’ and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

Three months
Ended
December 31,
2004

Comprehensive loss for the period	$(23,025,413)
Pro forma compensation cost	(5,620,000)

Pro forma net loss for the period	$(28,645,413)

Pro forma net loss per share	$(0.32)

Share Purchase Warrants

As at December 31, 2004, 416,666 share purchase warrants are outstanding entitling the holders thereof the right to purchase 416,666 common shares at $2.40 per share, which expire on October 18, 2006.

Aqua Society, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2004
(Stated in US Dollars)
(Unaudited)

Note 8	Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period May 13, 2004 (date of incorporation) to September 30, 2004:

	a)	Patents were transferred to Aqua by founding shareholders at historical costs totalling $25,056.

	b)	The Company issued 10,000,000 common shares and 34,000,000 special warrants for the acquisition of Aqua.

During the three months ended December 31, 2004, the Company issued 34,000,000 common shares pursuant to the conversion of 34,000,000 special warrants for no additional consideration.

These transactions have been excluded from the statement of cash flows.

Note 9	Commitments – Note 7

a)
By four lease agreements dated September 30, 2004 and effective October 1, 2004, the Company entered into four lease contracts for the Company’s corporate head office. The leases require total payments of EUR6,690 (US$8,309) per month. Two of the leases are effective until May 31, 2007 and the other two are effective until December 31, 2007. The leases will be automatically extended every year unless cancelled with six months advance notice.

b)
By a lease agreement dated September 30, 2004 and effective October 1, 2004, the Company entered into a sales office lease. The lease requires payments of EUR680 (US$845) per month for a one-year term, and will be automatically extended every year unless cancelled with three months advance notice.

c)
By a management consulting contract dated September 30, 2004 and effective October 1, 2004, the Company agreed to pay EUR15,000 per month for development, production and quality assurance services. This contract is for an unlimited term but may be terminated by either party with six months advance notice.

d)
By an agreement dated October 1, 2004, the Company agreed to pay $2,000 per month to a consultant of the Company. The agreement is effective for a term of 5 years. The Company also agreed to grant 500,000 common stock options upon signing of the agreement. The exercise price of the stock options will be the minimum price permitted by the stock incentive plan and will have a term of five years. These stock options are included in the 10,000,000 stock options (Note 7).

Aqua Society, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2004
(Stated in US Dollars)
(Unaudited)

Note 9	Commitments – Note 7 – (cont’d)

e)
By a non-binding letter agreement dated October 20, 2004, the Company, has agreed to acquire a 25.1% interest in WAT-membratec GmbH (“WAT”), a German limited liability partnership, for approximately EUR300,000 (US$372,532). WAT is involved in the manufacturing of water and waste-water treatment and filtration systems.

f)
By a management consulting contract dated December 13, 2004 and effective October 1, 2004, the Company agreed to pay EUR15,000 per month to a law firm, of which the President of the Company is a partner, for management services. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Aqua Society” mean Aqua Society, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended December 31, 2004 and changes in our financial condition from September 30, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended September 30, 2004.

Corporate Background

We were incorporated under the laws of the State of Nevada on March 2, 2000, under the name “V G Tech, Inc.”

On September 22, 2004, we completed the acquisition of Aqua Society GmbH (“Aqua GmbH”). Aqua GmbH was founded as a limited liability company under the laws of Germany on May 13, 2004. Prior to our acquisition of Aqua GmbH, we were in the business of providing services in the areas of digital graphics and special effects. Upon completing the acquisition of Aqua GmbH, we abandoned this digital imaging business. We are now in the business of designing and developing technologies for application, and providing consulting services, in the areas of heating, ventilating, air conditioning and refrigeration (“HVAC&R”), water purification and waste water treatment (collectively, the “Aqua Business”).

Effective December 27, 2004, we changed our name to “Aqua Society, Inc.” to better reflect the nature of our current business operations

Recent Corporate Developments

The following significant corporate developments have occurred since the end of our fiscal year on September 30, 2004:

1.
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

2.	On October 18, 2004, we raised $1,000,000 in equity financing by completing a private placement offering with an independent corporate investor. See Part II, Item 2, “Changes In Securities”.

3.
On October 20, 2004, Dr. Erwin Oser was appointed to our Board of Directors. In addition to his duties as a member of our Board of Directors, Dr. Oser is in charge of research and development for our Energy Technologies Department.

4.
On November 15, 2004, we announced that we had entered into a non-binding agreement in principle with WAT-membratec GmbH (“WAT”) to acquire a 25.1% interest in WAT for approximately EUR 300,000. WAT has been engaged in the manufacture of water and waste-water filtration systems for 25 years. The principal shareholder of WAT is Rolf Haake. Mr. Haake is one of our consultants and is in charge of research and development for our Water Purification Department. We do not currently have a binding definitive agreement for the acquisition of WAT and there is no assurance that we will be able to reach such an agreement.

5.
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

6.
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

7.
On December 6, 2004, we increased our authorized capital from 100,000,000 shares of common stock with a par value of $0.001 per share to 300,000,000 shares of common stock with a par value of $0.001 per share.

8.
Effective December 10, 2004, we acquired a 33% interest in UFI-TEC GmbH (“UFI-TEC”) for EUR 25,565. UFI-TEC is a German company that develops and constructs membrane filtration systems for a variety of applications, including industrial sewage treatment, water purification and food, biotechnology and pharmaceutical processing. The acquisition of our interest in UFI-TEC has allowed us to develop a strategic alliance with a leader in membrane filtration technologies.

9.
In December of 2004, we received an order from BS Technik GmbH for 15 Thermomobile units at an aggregate price of EUR 164,283 (approximately US $220,008 at an exchange rate of US $1.33920 per EUR on March 9, 2005).

10.	On December 27, 2004, we amended and restated our Articles of Incorporation, changing our name to “Aqua Society, Inc.” to better reflect the current nature of our business operations.

11.
In January of 2005, we entered into an agreement with the State Ministry of Health and Population for the Ivory Coast (the "Ministry of Health") to conduct evaluations of the cold storage systems at various hospitals and healthcare facilities within the Ivory Coast and to provide them with estimates for repairing and upgrading those systems. Our agreement with the Ministry of Health also calls for us to provide estimates to supply a number of healthcare facilities with Thermomobile refrigeration units for the safe storage and handling of medicines, vaccines and blood products. The terms of the Company's agreement with the Ministry of Health extend for a period of seven years and will be renewed automatically for an additional seven year period unless one of the parties provides notice of its intent to annul the agreement at least six months prior to the end of the first seven year term. The fees and prices to be paid to the Company for providing its services and supplying equipment have yet to be determined and will be negotiated between the Company and the individual hospitals and healthcare facilities. The Ministry of Health has agreed to facilitate the introduction of the Company to those hospitals and health care facilities and to guarantee payment under any contracts negotiated with those facilities. However, there is no assurance that we will be able to reach definitive agreements with the individual hospitals and healthcare facilities.

12.
Our first project under our agreement with the Ministry of Health for the Ivory Coast is for the supply and installation of cold storage equipment to the National Centre of Blood Transfusion (the national blood bank) for the Ivory Coast (the “CNTS”). In January of 2005, we successfully submitted a bid to the CNTS to develop an integrated refrigeration system for the storage and transportation of their blood supplies and have entered into a three year service agreement with the CNTS (the “CNTS Service Agreement”). Under the CNTS Service Agreement, we will conduct a complete evaluation of their cold storage chain and supply and install refrigerated storage facilities for twelve blood banks in the Ivory Coast. In addition, we will supply them with Thermomobile units to be used to transport blood from these blood banks to individual hospitals throughout the Ivory Coast. We will also train CNTS personnel to properly operate and maintain the supplied equipment. Under the terms of the CNTS Service Agreement, the CNTS will, based on our recommendations, provide us with orders for the equipment to be supplied. Based on a joint assessment of the CNTS’ needs, we have estimated that the purchase price will be EUR 1,945,976 (approximately US $2,606,051 based on an exchange rate of US $1.33920 per EUR on March 9, 2005) for the equipment expected to be ordered in 2005, EUR 944, 649 (approximately US $1,265,074) for the equipment expected to be ordered in 2006 and EUR 637,218 (approximately US $853,362) for the equipment expected to be ordered in 2007, for a total purchase price of EUR 3,527,843 (approximately US $4,724,487). These amounts are initial estimates only. The actual amounts that we receive under the CNTS Service Agreement may vary significantly from the amounts estimated depending upon the actual orders placed by the CNTS. The actual orders for equipment placed by the CNTS may vary from our initial assessments due to a variety of factors that may be outside of our control, including the budgetary constraints of the CNTS and the individual blood banks.

13.
In February of 2005, we delivered and installed three demonstration models of the Aquamission at various locations within the Persian Gulf. These units are currently operational, with the largest unit producing approximately 1,000 litres of drinking water per day.

14.
We have received an order from Refrigeraciones Kal-Tec Espana S.L., a Spanish company (“Kal-Tec”), for the purchase of one Aquamission unit at a price of EUR 562,000 (approximately US $752,630 based on an exchange rate of US $1.33920 per EUR on March 9, 2005). It is expected that Kal-Tec will not be acquiring the Aquamission for its own use but will seek to resell the unit to an end user in Spain. We have until September 30, 2005 to construct and deliver the Aquamission unit to Kal-Tec. Payment will be due from Kal-Tec on June 30, 2006 unless Kal-Tec is able to resell the Aquamission unit earlier, in which case the purchase price will become immediately due.

THE AQUA BUSINESS

We are in the business of designing, developing and marketing technologies and products, and providing consulting services, in the areas of HVAC&R, water purification and waste water treatment. We are currently in the process of developing and marketing the following products and providing the following services:

The Aquamission Product

The Aquamission product utilizes a patented process to extract water from the surrounding atmosphere. Air is supplied to a refrigerated surface contained within the unit which then causes water in the air to condensate. The collected water is then passed through a treatment filter for purification. The result is potable water which meets the standards established by the World Health Organization’s Guidelines for Drinking-Water Quality. The amount of water produced by each Aquamission unit will depend upon a variety of factors, including the ambient temperature and humidity and the size of the unit. A smaller unit, approximately 40cm x 40cm x 60cm in size, is, at optimal temperature and humidity (approximately 23°C and an average relative humidity of 75%), capable of producing up to 24 liters of drinking quality water per day. A larger unit of approximately 240 cm x 600 cm x 240 cm in size, is, at optimal temperature and humidity, capable of producing up to 6,000 liters of drinking quality water per day. In addition to producing potable water, as a by-product of the condensation process, the refrigerated air expelled by the Aquamission allows it to serve as an air conditioning unit. We have completed the technical development and testing of the Aquamission and are now in the process of developing the market for the Aquamission.

The Thermomobile Product:

The Thermomobile product is a multi-purpose, self-contained, mobile, refrigerated container unit. The Thermomobile is designed such that the entire container unit can be loaded onto and transported by a variety of large or small transport vehicles. The device is able to utilize either the power supplied by the vehicle’s own power system or publicly supplied electricity to keep the interior of the unit refrigerated. Thus the cooling chain can be maintained at all times, whether the Thermomobile is loaded onto a transport vehicle or not. The Thermomobile product does not require expensive modifications or permanent affixation to the transport vehicle, allowing the vehicle to still be utilized as a non-refrigerated transport. Technical development and testing of the Thermomobile has been completed and we are now in the process of developing the market for this product.

The Thermomission Product:

The Thermomission is a product we are developing to improve the energy efficiency of refrigeration units. In every refrigeration unit, latent (i.e. waste) heat is transported from the inside of the unit to its outside. The Thermomission is being developed to convert this wasted heat into electricity which is then returned to the refrigeration unit, lowering total energy consumption.

We have conducted an initial test of a Thermomission prototype installed in a water treatment system. The results of this test indicated that use of the Thermomission reduced the energy consumed in the water treatment process by 50 percent. We are in the process of making further refinements and improvements to the Thermomission.

Consulting Services

In addition to developing our core Aqua products, we also provide consulting services in the areas of HVAC&R, water purification and waste water treatment. Our employees and consultants have considerable expertise in utilizing existing and emerging technologies to provide efficient solutions to client problems, including:

1.	The use of membrane and vacuum technologies to design, construct and maintain water purification, water recycling and waste water treatment systems;

2.	Constructing, evaluating, improving and enhancing cold storage facilities used to safely store food and medical products; and

3.	Constructing, evaluating, improving and enhancing the HVAC&R infrastructure of various facilities.

PLAN OF OPERATION

Over the next twelve months, we plan to continue our research and development plans for the Aquamission, Thermomobile and Thermomission products. Our plan of operation for this period involves the following:

1.	The Aquamission Product:

We have completed the technical development and testing of the Aquamission and we are currently in the process of developing the market for this product. Throughout this process, we will continue to evaluate the Aquamission and seek methods for improving its efficiency, its commercial appeal and its marketability. We intend to market the Aquamission primarily in geographic locations with high ambient temperatures and relative humidity but without readily available sources of fresh water, such as the Persian Gulf.

We have constructed four saleable demonstration models of the Aquamission unit of varying sizes. Three of these demonstration models have been delivered and installed at locations within the Persian Gulf and are currently operational. The largest of these demonstration models is currently producing approximately 1,000 liters of drinking water per day. The fourth demonstration model is currently being stored at our facility located in Herten, Germany.

During the next few months, we will meet with potential purchasers for the Aquamission unit in the Persian Gulf. Our President, Secretary and Treasurer, Achim Stamm, will travel to Dubai in the United Arab Emirates at the end of March, 2005, to display the demonstration models and to meet with various parties interested in purchasing Aquamission units. We have not reached an agreement with any of these parties for the supply of Aquamission units or any of our other products or services and there is no assurance that we will be able to reach such an agreement.

In addition to our efforts to market the product in the Persian Gulf, we are also currently seeking to market the product in southern Europe. We have received an order from Kal-Tec, a Spanish company, to deliver an Aquamission unit to them by September 30, 2005. It is expected that Kal-Tec will not be acquiring the Aquamission for its own use, but will seek to resell the unit to an end-user in Spain. Construction of the Aquamission unit to be delivered to Kal-Tec is expected to begin in mid-May at our facility in Herten, Germany.

2.	The Thermomobile Product:

Technical development and testing of the Thermomobile has been completed and we are now in the process of developing the market for this product. Throughout this process we will continue to evaluate and improve the Thermomobile to increase its commercial appeal and marketability.

In December of 2004, we entered into an agreement with BS Technik GmbH for the delivery of 15 Thermomobile units of varying sizes for an aggregate price of EUR 164,283 (approximately US $220,008 based on an exchange rate of US $1.3392 per EUR on March 9, 2005). We have completed the construction of two of these units at our facility in Herten, Germany and we expect to complete construction and delivery of the ordered units during 2005.

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

The first project undertaken by us under our agreement with the Ministry of Health for the Ivory Coast is to supply and install cold storage equipment, including Thermomobile units, to the CNTS. The CNTS has already ordered two Thermomobile units which we hope to deliver in mid-April. During the next twelve months, we will work with the CNTS to continue to assess their cold storage needs at various facilities. We will also begin to deliver and install ordered equipment and will begin the construction of the Thermomobile units to be supplied to the CNTS at our facility in Herten, Germany.

3.	The Thermomission Product:

An initial prototype of the Thermomission was constructed early in 2005 and was installed on a water treatment system for testing. Results of the test indicated that the energy consumption of the water treatment system was reduced by 50%. We intend to continue prototype testing of the Thermomission during the next twelve months and to refine our technical designs for this product.

4.	Consulting Services:

In addition to providing estimates to the CNTS and other various healthcare facilities in the Ivory Coast, we will also be engaged in the following consulting activities during the next twelve months:

•
We have received a request from Alstom Marine to submit a bid to supply and install an advanced waste water treatment facility on board a 2,900 passenger cruise ship. Alstom Marine is a division of the French conglomerate Alstom and builds high value added ships such as cruise ships, high speed ferries, liquefied natural gas tankers and yachts. Alstom Marine is currently preparing detailed specifications for the cruise ship and will supply those specifications to us on completion. Once we have received these specifications, we will work to prepare our proposal. We hope to be able to submit our bid to Alstom Marine sometime in the next 4 to 5 weeks. There are no assurances that any proposals submitted by us will be accepted by Alstom Marine or that we will be able to reach an agreement with them for the provision of our services.

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

Our actual expenditures and business plan may differ from the one stated above. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2004

Under generally accepted accounting principles, our financial results are reported as a continuation of the operations of Aqua GmbH, founded on May 13, 2004. See “Critical Accounting Policies”. As Aqua GmbH was founded on May 13, 2004, no comparative figures for the previous fiscal year have been presented.

First Quarter Summary

Three Months Ended December 31, 2004
Revenue	$ --
Expenses	23,060,681
Net Income (Loss)	$(23,060,681)

Revenues

We have not earned any revenue to date. We have reached an agreement with BS Technik GmbH to deliver 15 Thermomobile units for an aggregate price of EUR 164,283 (approximately US $220,008 based on an exchange rate of US $1.33920 per EUR on March 9, 2005). We expect to complete the sale of these units to BS Technik GmbH sometime in 2005. We have received an order from Kal-Tec for one Aquamission unit at a price of EUR 562,000 (approximately US $752,630), to be delivered by September 30, 2005. Construction on the Aquamission unit to be delivered to Kal-Tec is expected to begin shortly. Payment for the Aquamission unit to be delivered to Kal-Tec is due no later than June 30, 2006, unless Kal-Tec is able to resell the Aquamission unit at an earlier date, upon which the purchase price will become immediately due and owing.

Although we have reached an agreement with the CNTS to assess their cold storage facilities and supply them with materials and equipment, and have provided them with estimates for the equipment expected to be supplied to them, a final determination has not been made on the equipment to be supplied to the CNTS or on the final purchase to be paid by the CNTS. The actual amounts that we receive under the CNTS Service Agreement may vary significantly from the amounts estimated.

Operating Costs and Expenses

Our operating expenses for the quarterly period ended December 31, 2004 consisted of the following:

Three Months Ended December 31, 2004
Accounting and Audit Fees	$42,061
Advertising and Promotion	15,430
Amortization	2,158
Bank Charges and Interest	324
Commissions	6,478
Consulting Fees	6,000
Development Costs	269,300
Legal Fees	40,133
Filing Fees	666
Management Fees	116,610
Office and Miscellaneous	18,043
Stock-based Compensation	22,480,000
Transfer Agent	4,032
Travel	59,446
Total	$23,060,681

On October 15, 2004, we issued a total of 10,000,000 options pursuant to our 2004 Stock Incentive Plan. Each option granted entitles the holder to acquire one share of our common stock at a price of $1.70 per share for a period of five years from the date of the grant. The fair value of these options, determined to be $22,480,000 according to the Black-Scholes option pricing model, has been recorded as stock based compensation for the period ended December 31, 2004.

Our development costs of $269,300 for the three month period ended December 31, 2004 are costs associated with the development of our products. The increase in these expenses over previous fiscal periods is a result of our increased product and business development activities during the three months ended December 31, 2004.

We also incurred management fees of $116,610 during the period ended December 31, 2004. $58,305 of these fees are for amounts charged under a management consulting contract with Stamm & Lang Rechtsanwalte, a German law firm of which Achim Stamm, our President, Secretary and Treasurer and a member of our Board of Directors, is a partner. The remainder of these fees are for amounts charged under a management consulting contract with Hubert Hamm, the inventor of the technologies underlying our products and the lead consultant for research and development for Aqua GmbH’s HVAC&R department.

The remainder of our operating expenses also increased significantly during the three month period ended December 31, 2004 over those incurred during the period from our inception on May 13, 2004 to our fiscal year ended September 30, 2004. This increase in our expenses is primarily attributable to the increase in our product and business development activities during the three months ended December 31, 2004 and to the professional fees incurred in connection with our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

We expect that our product and business development activities will continue to increase over the course of the current fiscal year. As such, we expect that our operating expenses will also continue to increase at a significant rate.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At December 31,	At September 30,	Increase /
	2004	2004	(Decrease)
Current Assets	$518,022	$62,900	723.56%
Current Liabilities	487,187	225,989	115.58%
Working Capital Surplus (Deficit)	$30,835	$(163,089)	118.91%

Cash Flows
	Three Months Ended	Period from Inception
	December 31, 2004	(May 13, 2004) to
		December 31, 2004
Cash Flows from (used in) Operating Activities	$(517,936)	$(598,362)
Cash Flows from (used in) Investing Activities	(593,190)	(599,178)
Cash Flows from (used in) Financing Activities	1,111,930	1,205,057
Net Increase (decrease) in Cash During Period	804	7,517

As at December 31, 2004, we had cash of $7,517 and a working capital surplus of $30,835. Our current working capital is insufficient to support our current commitments and operations over the next twelve months. In addition, we will require approximately $2,000,000 in order to carry out our plan of operation over the next twelve months. On October 18, 2004, we obtained equity financing in the amount of $1,000,000 on a private placement basis, which is being used by us to support our current operations. See Part II, Item 2 “Changes in Securities”. However, we require additional financing if we are to continue as a going concern and to finance our plan of operation. We anticipate that any additional financing will be through sales of our common stock or other equity-based securities. We are presently in the process of negotiating private placements of securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our product development efforts and may implement additional actions to reduce expenditures.

We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial product development, marketing and operating expenses in implementing our plan of operation. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

•	our ability to commercially market our Thermomobile and Aquamission products;

•	our ability to develop a commercially marketable Thermomission product;

•	our ability to raise additional capital necessary to implement our business strategy and plan of operation;

•	our ability to compete with other existing technologies; and

•	the success of any marketing and promotional campaign which we conduct for our products once development is complete.

The financial statements accompanying this Quarterly Report contemplate our continuation as a going concern. However, we have sustained substantial losses, have a limited operating history and are still in the development stage of our business. Additional funding will be necessary to continue development and marketing of our products. We intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months, however there is no assurance that we will be able to raise the necessary capital to carry out our plan of operation as currently stated.

No material commitments for capital expenditures were made during the period ended December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in this Quarterly Report.

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

Under reverse takeover accounting, the comparative figures would be those of Aqua GmbH, the legal subsidiary. However, Aqua GmbH commenced operations on May 13, 2004 and accordingly no comparative figures are presented.

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

Our Product Development Program May Not Be Successful

We have completed the construction and initial testing of a prototype for our Thermomission product. Although the initial results of this test were favorable, we are still in the process of refining and testing this technology. In the event that our development program for this product is successful, there is no assurance that we will be able to manufacture theses products at a reasonable cost. Even if we are able to manufacture these products at a reasonable cost, there is no assurance that the price of our products will not be excessive, precluding the product from generating sufficient consumer or market acceptance.

If We Are Unable To Achieve Market Acceptance For Our Products, We Will Be Unable To Build Our Business

To date, we have completed technical development of our Thermomobile and Aquamission products, however we have received only a limited number of confirmed orders for these products. Our future success will depend upon the acceptance of the Thermomobile and Aquamission products, and other products that we develop, by the respective industries in which we intend to market those products. Achieving such acceptance will require significant investments in research and development and market development. Our technologies and products may not achieve widespread acceptance, which could limit our ability to develop and expand our business. The technologies upon which our products and services are based are relatively new and are evolving. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective clients about the uses and benefits of our products. If these efforts fail, or if our products do not achieve commercial acceptance, our business could be harmed.

Even If We Are Able To Develop A Commercial Market For Our Products, We May Not Have The Ability To Meet The Demand For Those Products

We intend to complete the construction of the Aquamission unit to be delivered to Kal-Tec and the Thermomobile units to be delivered to BS Technik GmbH and the CNTS at our facility located in Herten, Germany. However, the size of this facility is limited and, should we be able to develop a commercial market for these products, of which there is no assurance, we may not be able to manufacture these products at a rate that is quick enough to meet or sustain large scale market demand. We intend to seek supply contracts and/or joint venture/licensing agreements with independent manufacturing companies to manufacture our products on a large scale basis, however we have not yet entered into any such contracts or agreements and there is no assurance that we will be able to negotiate any such contracts or agreements.

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

ITEM 3.               CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.               CHANGES IN SECURITIES.

Recent Unregistered Sales of Securities

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

ITEM 6.               EXHIBITS.

Exhibit	Description of Exhibit
Number

3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State effective December 27, 2004.(4)

3.2	Bylaws, effective March 2, 2000.(1)

10.1	Share Purchase Agreement between Water-Capital-Holding Ltd., V G Tech, Inc., Aqua Society GmbH and Steve Livingston, dated for reference September 3, 2004.(2)

10.2	Agreement and Deed of Transfer between Water-Capital-Holding Ltd. and V G Tech, Inc. dated for reference September 22, 2004.(2)

10.3	Certified Translation of a Notarial Deed executed by Uwe Diestel and Aqua Society GmbH dated November 30, 2004 regarding the purchase and sale of an interest in UFI-TEC GmbH. (4)

10.4	2004 Stock Incentive Plan.(3)

14.1	Code of Ethics. (4)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on January 29, 2003, as amended.
(2)	Filed with the SEC on September 10, 2004 as an exhibit to our Current Report on Form 8-K.
(3)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8, filed with the SEC on January 12, 2005.
(4)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on January 20, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA SOCIETY, INC.

By:	/s/ Achim Stamm
ACHIM STAMM
President, Secretary, Treasurer,
Chief Executive Officer and Chief Financial Officer
Director

Date: March 11, 2005