Form 10QSB
period 2005-03-31
AQUA SOCIETY, INC.
filed 2005-05-25
CIK 1213111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

 ☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2005

 ☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period _______________ to _______________

COMMISSION FILE NUMBER 000-50163

AQUA SOCIETY, INC.
(Name of small business issuer in its charter)

NEVADA	52-2357931
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Konrad - Adenauer Strasse 9-13
45699 Herten, Germany	_________________
(Address of principal executive offices)	(Zip Code)

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
  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 23, 2005, the Issuer had 114,382,666 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS.

AQUA SOCIETY, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Stated in US Dollars)

(Unaudited)

AQUA SOCIETY, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
March 31, 2005 and September 30, 2004
(Stated in US Dollars)
(Unaudited)

	March 31,	September 30,
	2005	2004

ASSETS

Current
Cash	$26,230	$6,713
Government value added tax receivable	126,826	8,841
Inventory	190,123	47,346
Loans receivable – Note 6	356,178	-

	699,357	62,900
Investment – Note 4	33,158	-
Patents	198,233	25,056
Capital assets	55,213	6,269
Due from related party – Note 5	37,794	7,535

	$1,023,755	$101,760

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$323,433	$99,194
Loans payable – Note 7	247,580	126,795

	571,013	225,989
Loans payable – Note 7	674,057	-

	1,245,070	225,989

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value – Notes 8, 9 and 11
300,000,000 shares authorized
114,367,666 shares issued and outstanding
(September 30, 2004: 79,908,000)	114,368	79,908
Additional paid-in capital	1,194,360	25,056
Contributed surplus	22,383,336	-
Special warrants	-	34,000
Accumulated other comprehensive income (loss)	20,551	(997)
Deficit accumulated during the development stage	(23,933,930)	(262,196)

	(221,315)	(124,229)

	$1,023,755	$101,760

F-2
SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three and six months ended March 31, 2005
and for the period May 13, 2004 (Date of Incorporation) to March 31, 2005
(Stated in US Dollars)
(Unaudited)

			May 13, 2004
			(Date of
	Three months	Six months	Incorporation)
	ended	Ended	to
	March 31,	March 31,	March 31,
	2005	2005	2005

General and administrative expenses:
Accounting and audit fees	$29,838	$71,899	$106,843
Advertising and promotion	30,790	46,220	50,615
Amortization	3,118	5,276	5,276
Bank charges and interest	4,311	4,635	4,635
Commissions	-	6,478	6,478
Consulting fees	59,721	65,721	65,721
Development costs	239,802	509,102	509,102
Legal fees	28,116	68,249	87,029
Filing fees	5,785	6,451	7,443
Management fees – Note 5	117,925	234,535	234,535
Office and miscellaneous	29,556	47,599	53,695
Rent	16,943	16,943	16,943
Salaries and benefits	31,731	31,731	31,731
Stock-based compensation – Note 8	-	22,480,000	22,480,000
Transfer agent	340	4,372	4,372
Travel	13,077	72,523	74,764

Net loss for the period	(611,053)	(23,671,734)	(23,739,182)

Other comprehensive loss
Foreign currency adjustment	(13,720)	21,548	20,551

Comprehensive loss for the period	$(624,773)	$(23,650,186)	$(23,718,631)

Basic loss per share	$(0.01)	$(0.23)

Weighted average number of shares outstanding	114,338,544	101,773,836

F-3
SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended March 31, 2005
and for the period May 13, 2004 (Date of Incorporation) to March 31, 2005
(Stated in US Dollars)
(Unaudited)

		May 13, 2004
		(Date of
	Six months ended	Incorporation) to
	March 31,	March 31,
	2005	2005

Cash flows used in Operating Activities
Net loss for the period	$(23,671,734)	$(23,739,182)
Items not affecting cash:
Amortization	5,276	5,276
Stock-based compensation	22,480,000	22,480,000
Unrealized foreign exchange gain	21,548	20,551
Changes in non-cash working capital items:
Government value added tax receivable	(117,985)	(126,826)
Inventory	(142,777)	(190,123)
Accounts payable and accrued liabilities	224,239	268,445

	(1,201,433)	(1,281,859)

Cash flows used in Investing Activities
Cash acquired from business acquisition	-	1,547
Investment	(33,158)	(33,158)
Patents and development costs	(173,177)	(173,177)
Increase in due from related party	(30,259)	(37,794)
Capital asset purchases	(54,220)	(54,220)
Loans receivable	(356,178)	(356,178)

	(646,992)	(652,980)

Cash flows from Financing Activities
Issuance of common stock for cash	1,073,100	1,104,142
Loans payable	794,842	856,927

	1,867,942	1,961,069

Increase in cash during the period	19,517	26,230

Cash, beginning of the period	6,713	0

Cash end of the period	$26,230	$26,230

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-
Non-cash Transactions – Note 9

F-4
SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period May 13, 2004 (Date of Incorporation) to March 31, 2005
(Stated in US Dollars)
(Unaudited )

								Deficit
	Common Stock						Accumulated	Accumulated
			Additional				Other	During the
			Paid-in	Contributed	Special Warrants		Comprehensive	Development
	Number	Par Value	Capital	Surplus	Number	Amount	Income (Loss)	Stage	Total

Capital stock issued for cash	1	$31,042	$-	$-	-	$-	$-	$-	$31,042
Contribution of assets	-	-	25,056	-	-	-	-	-	25,056
Pursuant to the acquisition of Aqua
Society GmbH	10,000,000	10,000	-	-	34,000,000	34,000	-	-	44,000
Exchange of shares	(1)	(31,042)	-	-	-	-	-	-	(31,042)
Outstanding shares of Company
prior to acquisition	69,908,000	69,908	-	-	-	-	-	(194,748)	(124,840)
Unrealized loss on translation	-	-	-	-	-	-	(997)	-	(997)
Net loss for the period	-	-	-	-	-	-	-	(67,448)	(67,448)

Balance, September 30, 2004	79,908,000	79,908	25,056	-	34,000,000	34,000	(997)	(262,196)	(124,229)
Common stock issued for cash
– at $2.40	416,666	417	999,583	-	-	-	-	-	1,000,000
Conversion of special warrants	34,000,000	34,000	-	-	(34,000,000)	(34,000)	-	-	-
Stock-based compensation	-	-	-	22,480,000	-	-	-	-	22,480,000
Common stock issued pursuant to
exercise of options – at $1.70	43,000	43	73,057	-	-	-	-	-	73,100
Transfer of contributed surplus on
exercise of options	-	-	96,664	(96,664)	-	-	-	-	-
Unrealized gain on translation	-	-	-	-	-	-	21,548	-	21,548
Net loss for the period	-	-	-	-	-	-	-	(23,671,734)	(23,671,734)

Balance, March 31, 2005	114,367,666	$114,368	$1,194,360	$22,383,336	-	$-	$20,551	$(23,933,930)	$(221,315)

F-5
SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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

The results of operations for the six months ended March 31, 2005 are not indicative of the results that may be expected for the full year.

Note 2	Continuance of Operations

The interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2005, the Company has not yet achieved profitable operations and has accumulated significant losses since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company’s current working capital is not sufficient to support current commitments and operations and planned expansion for the next twelve months. The Company intends to support operations for the year ended September 30, 2005 through loans and share issuances.

Aqua Society, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2005
(Stated in US Dollars)
(Unaudited)

Note 3	Significant Accounting Policy - Consolidation

The consolidated financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting policies. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aqua Society GmbH, a German limited liability company. All inter-company transactions have been eliminated.

Note 4	Business Acquisition

By an agreement dated November 30, 2004 and effective December 10, 2004, the Company acquired a 33% interest in UFI-Tech GmbH (“UFI”), a German limited company, in consideration of EUR25,565 (US$33,158). UFI develops and constructs membrane filtration systems for a variety of applications.

Note 5	Related Party Transactions – Note 7

The Company incurred management fees of $117,268 charged by a law firm of which the President of the Company is a partner. These expenditures were measured by the exchange amounts that are the amounts agreed upon by the transacting parties

The amount due from related party is due from a law firm of which the President of the Company is a partner. The amount due is in respect to expense advances paid to the law firm by the Company.

Included in accounts payable and accrued liabilities is $20,916 (September 30, 2004: $20,916) due to a director of the Company. This amount is unsecured, non-interest bearing and has no specific terms for repayment.

Included in loans payable is $542,640 (September 30, 2004: $36,803) due to the former President of the Company and a law firm which the President of the Company is a partner.

Note 6	Loans Receivable

The loans receivable bear interest at 7.5% per annum, are secured by tax refund entitlements and accounts receivable and are repayable within one year.

Note 7	Loans Payable

Of the total outstanding at March 31, 2005, $674,057 (September 30, 2004: $Nil) of the loans payable bear interest at 7.5% per annum, are secured by accounts receivable of Aqua Society, GmbH and are repayable December 31, 2006 and $103,761 (September 30, 2004: $62,805) of loans payable bear interest of 7.5% per annum, are unsecured and are repayable within one year. The remainder of the loans are unsecured, non-interest bearing and have no specific terms for repayment.

Aqua Society, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2005
(Stated in US Dollars)
(Unaudited)

Note 8	Capital Stock – Notes 9 and 11

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

A summary of the status of the stock option plan as of March 31, 2005 and changes during the period is presented below:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at September 30, 2004	-	-
Granted	10,000,000	$1.70
Exercised	(43,000)	$1.70

Options outstanding and exercisable at March 31, 2005	9,957,000	$1.70

At March 31, 2005, 9,957,000 share purchase options were outstanding to directors, employees and consultants entitling the holders thereof the right to purchase one common share of the Company at $1.70 per share. These share purchase options expire on October 15, 2009.

The stock options granted to consultants are marked to fair value, using the Black-Scholes option pricing model, and are expensed over the vesting period through charges to the statements of operations and additional paid-in capital. Total stock-based compensation for stock options granted to consultants and non-employees recognized during the period ended March 31, 2005 was $22,480,000. This amount was recorded in the statements of operations as stock-based compensation and in the balance sheets as additional paid-in capital.

Aqua Society, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2005
(Stated in US Dollars)
(Unaudited)

Note 8	Capital Stock – Notes 9 and 11 – (cont’d)

Commitments: - (cont’d)

Share Purchase Options – (cont’d)

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

Had compensation cost associated with directors’ and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

Six months
Ended
March 31,
2005

Comprehensive loss for the period	$(23,650,186)
Pro forma compensation cost	(5,620,000)

Pro forma comprehensive loss for the period	$(29,270,186)

Pro forma comprehensive loss per share	$(0.29)

As at March 31, 2005, 416,666 share purchase warrants are outstanding entitling the holders thereof the right to purchase 416,666 common shares at $2.40 per share, which expire on October 18, 2006.

Aqua Society, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2005
(Stated in US Dollars)
(Unaudited)

Note 9	Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period May 13, 2004 (date of incorporation) to September 30, 2004:

	a)	Patents were transferred to Aqua by founding shareholders at historical costs totalling $25,056.

	b)	The Company issued 10,000,000 common shares and 34,000,000 special warrants for the acquisition of Aqua.

During the three months ended December 31, 2004, the Company issued 34,000,000 common shares pursuant to the conversion of 34,000,000 special warrants for no additional consideration.

These transactions have been excluded from the statement of cash flows.

Note 10	Commitments – Note 8

a)
By four lease agreements dated September 30, 2004 and effective October 1, 2004, the Company entered into four lease contracts for the Company’s corporate head office. The leases require total payments of EUR6,690 (US$8,766) per month. Two of the leases are effective until May 31, 2007 and the other two are effective until December 31, 2007. The leases will be automatically extended every year unless cancelled with six months advance notice.

b)
By a lease agreement dated September 30, 2004 and effective October 1, 2004, the Company entered into a sales office lease. The lease requires payments of EUR680 (US$891) per month for a one-year term, and will be automatically extended every year unless cancelled with three months advance notice.

c)
By a management consulting contract dated September 30, 2004 and effective October 1, 2004, the Company agreed to pay EUR15,000 (US$ 19,654) per month for development, production and quality assurance services. This contract is for an unlimited term but may be terminated by either party with six months advance notice.

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

Aqua Society, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2005
(Stated in US Dollars)
(Unaudited)

Note 10	Commitments – Note 8 – (cont’d)

e)
By a non-binding letter agreement dated October 20, 2004, the Company, has agreed to acquire a 25.1% interest in WAT-membratec GmbH (“WAT”), a German limited liability partnership, for approximately EUR300,000 (US$389,105). WAT is involved in the manufacturing of water and waste-water treatment and filtration systems.

f)
By a management consulting contract dated December 13, 2004 and effective October 1, 2004, the Company agreed to pay EUR15,000 (US$19,654) per month to a law firm, of which the President of the Company is a partner, for management services. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

g)
By a management consulting contract dated and effective October 1, 2004, the Company agreed to pay EUR 5,000 (US$6,551) per month for marketing and business development services. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

Note 11

Subsequent Event

Subsequent to March 31, 2005, the Company issued 15,000 common shares at $1.70 per share for total proceeds of $25,500 pursuant to the exercise of share purchase options outstanding at March 31, 2005.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the second quarter and six month period ended March 31, 2005 and changes in our financial condition from September 30, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended September 30, 2004.

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

Effective December 27, 2004, we changed our name to “Aqua Society, Inc.” to better reflect the nature of our current business operations

Recent Corporate Developments

The following significant corporate developments have occurred since the end of our fiscal quarter for the period ended December 31, 2004:

1.
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

2.
Our first project under our agreement with the Ministry of Health for the Ivory Coast is for the supply and installation of cold storage equipment to the National Centre of Blood Transfusion (the national blood bank) for the Ivory Coast (the “CNTS”). In January of 2005, we successfully submitted a bid to the CNTS to develop an integrated refrigeration system for the storage and transportation of their blood supplies and have entered into a three year service agreement with the CNTS (the “CNTS Service Agreement”). Under the CNTS Service Agreement, we will conduct a complete evaluation of their cold storage chain and supply and install refrigerated storage facilities for twelve blood banks in the Ivory Coast. In addition, we will supply them with Thermomobile units to be used to transport blood from these blood banks to individual hospitals throughout the Ivory Coast. We will also train CNTS personnel to properly operate and maintain the supplied equipment. Under the terms of the CNTS Service Agreement, the CNTS will, based on our recommendations, provide us with orders for the equipment to be supplied. Based on a joint assessment of the CNTS’ needs, we have estimated that the purchase price will be EUR 1,945,976 (approximately US $2,448,076 based on an exchange rate of US $1.25802 per EUR on May 23, 2005) for the equipment expected to be ordered in 2005, EUR 944, 649 (approximately US $1,188,387) for the equipment expected to be ordered in 2006 and EUR 637,218 (approximately US $801,632) for the equipment expected to be ordered in 2007, for a total purchase price of EUR 3,527,843 (approximately US $4,438,097). These amounts are initial estimates only. The actual amounts that we receive under the CNTS Service Agreement may vary significantly from the amounts estimated depending upon the actual orders placed by the CNTS. The actual orders for equipment placed by the CNTS may vary from our initial assessments due to a variety of factors that may be outside of our control, including the budgetary constraints of the CNTS and the individual blood banks.

3.
In February of 2005, we delivered and installed three demonstration models of the Aquamission at various locations within the Persian Gulf. These units are currently operational, with the largest unit producing approximately 1,000 litres of drinking water per day.

4.
We have received an order from Refrigeraciones Kal-Tec Espana S.L., a Spanish company (“Kal-Tec”), for the purchase of one Aquamission unit at a price of EUR 562,000 (approximately US $707,007 based on an exchange rate of US $1.25802 per EUR on May 23, 2005). It is expected that Kal-Tec will not be acquiring the Aquamission for its own use but will seek to resell the unit to an end user in Spain. We have until September 30, 2005 to construct and deliver the Aquamission unit to Kal-Tec. Payment will be due from Kal- Tec on June 30, 2006 unless Kal-Tec is able to resell the Aquamission unit earlier, in which case the purchase price will become immediately due.

5.
In April, 2005, we opened an office in Berlin, the capital of Germany. By having a presence in Berlin, we hope to improve our ability to market our products and services to the governments of countries where our products and services would be most beneficial.

6.
In April, 2005, we reached a verbal agreement to become the exclusive distributor of a patented vacuum pump liquid purification system. We intend to market and distribute this product in connection with the water purification and waste water treatment services that we provide.

In addition to the above, we have ceased our negotiations to acquire a 25.1% interest in WAT-membratec GmbH. We have no plans to re-explore this acquisition in the foreseeable future.

THE AQUA BUSINESS

We are in the business of designing, developing and marketing technologies and products, and providing consulting services, in the areas of HVAC&R, water purification and waste water treatment. We are currently in the process of developing and marketing the following products and providing the following services:

The Aquamission Product

The Aquamission product utilizes a patented process to extract water from the surrounding atmosphere. Air is supplied to a refrigerated surface contained within the unit which then causes water in the air to condensate. The collected water is then passed through a treatment filter for purification. The result is potable water which meets the standards established by the World Health Organization’s Guidelines for Drinking-Water Quality. The amount of water produced by each Aquamission unit will depend upon a variety of factors, including the ambient temperature and humidity and the size of the unit. A smaller unit, approximately 40cm x 40cm x 60cm in size, is, at optimal temperature and humidity (approximately 23°C and an average relative humidity of 75%), capable of producing up to 24 liters of drinking quality water per day. A larger unit of approximately 240 cm x 600 cm x 240 cm in size is, at optimal temperature and humidity, capable of producing up to 6,000 liters of drinking quality water per day. In addition to producing potable water, as a by-product of the condensation process, the refrigerated air expelled by the Aquamission allows it to serve as an air conditioning unit. We have completed the technical development and testing of the Aquamission and are now in the process of developing the market for the Aquamission.

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

During the next few months, we will meet with potential purchasers for the Aquamission unit in the Persian Gulf. Our President, Secretary and Treasurer, Achim Stamm, travelled to Dubai in the United Arab Emirates at the end of March, 2005, to display the demonstration models and to meet with various parties interested in purchasing Aquamission units. We have not reached an agreement with any of these parties for the supply of Aquamission units or any of our other products or services and there is no assurance that we will be able to reach such an agreement.

In addition to our efforts to market the product in the Persian Gulf, we are also currently seeking to market the product in southern Europe. We have received an order from Kal-Tec, a Spanish company, to deliver one Aquamission unit to them at a price of EUR 562,000 (approximately US $707,007 based on an exchange rate of US $1.25802 per EUR on May 23, 2005). It is expected that Kal-Tec will not be acquiring the Aquamission for its own use, but will seek to resell the unit to an end-user in Spain. Construction of the Aquamission unit to be delivered to Kal-Tec has begun at our facility in Herten, Germany and we expect to complete delivery of the unit at the end of October, 2005.

2.	The Thermomobile Product:

Technical development and testing of the Thermomobile has been completed and we are now in the process of developing the market for this product. Throughout this process we will continue to evaluate and improve the Thermomobile to increase its commercial appeal and marketability.

In December of 2004, we entered into an agreement with BS Technik GmbH for the delivery of 15 Thermomobile units of varying sizes for an aggregate price of EUR 164,283 (approximately US $206,671 based on an exchange rate of US $1.25802 per EUR on May 23, 2005). We have completed the construction of two of these units at our facility in Herten, Germany and we are scheduled to complete construction of the ordered units during 2005. However, we have entered into discussions with BS Technik GmbH to delay delivery of the Thermomobile units ordered by them. If these discussions are successful, we will utilize the units that were to be supplied to BS Technik GmbH by supplying them to the CNTS.

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

The first project undertaken by us under our agreement with the Ministry of Health for the Ivory Coast is to supply and install cold storage equipment, including Thermomobile units, to the National Centre of Blood Transfusion (the national blood bank) for the Ivory Coast (the “CNTS”). The CNTS has already ordered two Thermomobile units which we are scheduled to deliver at the end of July, 2005. A delay in the delivery to us of the transport trucks to which the Thermomobile units will be installed has delayed our delivery of the completed units to the CNTS. In addition to the Thermomobile units, the CNTS has placed orders for the supply and installation of industrial stationary refrigerated storage units. We hope to be able to supply the necessary equipment for these stationary facilities before the end of September, 2005.

During the next twelve months, we will work with the CNTS to continue to assess their cold storage needs at various facilities. We will also work to deliver and install ordered equipment and will continue the construction of the Thermomobile units to be supplied to the CNTS at our facility in Herten, Germany.

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

In addition to providing estimates to the CNTS and other various healthcare facilities in the Ivory Coast, we will also be engaged in the following consulting activities during the next twelve months:

•
We have received a request from Alstom Marine to submit a bid to supply and install an advanced waste water treatment facility onboard a 2,900 passenger cruise ship. Alstom Marine is a division of the French conglomerate Alstom and builds high value added ships such as cruise ships, high speed ferries, liquefied natural gas tankers and yachts. Alstom Marine continues to prepare and modify the specifications and blueprints for the cruise ship. We have been involved in this process by providing Alstom Marine with feedback and suggestions when they provide draft plans for the cruise ship to us.

Due to the complexity and size of the cruise ship being designed by Alstom Marine, we expect them to take at least one year to finalize their blue prints and specifications. Once Alstom Marine finalizes the plans and specifications for the cruise ship, we will supply them with a formal proposal. There are no assurances that any proposals submitted by us will be accepted by Alstom Marine or that we will be able to reach an agreement with them for the provision of our services.

•
We have entered into a non-binding memorandum of understanding with Gulf Water Treatment Co. Ltd. (“GWT”) to collaborate on the production of water treatment, filtration and desalination systems in the United Arab Emirates (the “UAE”). Under this memorandum of understanding, we will provide GWT with expertise, training, materials and equipment for the production of facilities in the UAE. The fees and prices to be paid for providing these services to GWT have yet to be determined. Our discussions and negotiations with GWT for a definitive agreement are ongoing and there are no assurances that we will be able to reach such an agreement with GWT.

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

RESULTS OF OPERATIONS

Under generally accepted accounting principles, our financial results are reported as a continuation of the operations of Aqua GmbH, founded on May 13, 2004. See “Critical Accounting Policies”. As Aqua GmbH was founded on May 13, 2004, no comparative figures for the quarter ended March 31, 2004 have been presented.

Second Quarter and Six Months Summary

	Second Quarter Ended March 31	Six Months Ended March 31
	2005	2005
Revenue	$ --	$ --
Expenses	$(611,053)	$(23,671,734)
Net Income (Loss)	$(611,053)	$(23,671,734)

Revenues

We have not earned any revenue to date. We have reached an agreement with BS Technik GmbH to deliver 15 Thermomobile units for an aggregate price of EUR 164,283 (approximately US $206,671 based on an exchange rate of US $1.25802 per EUR on May 23, 2005). We are scheduled to complete the sale of these units to BS Technik GmbH sometime in 2005, however, we are in discussions with BS Technik GmbH to delay the delivery of these units so that we may supply the units to the CNTS. We have received an order from Kal-Tec for one Aquamission unit at a price of EUR 562,000 (approximately US $707,007), to be delivered by September 30, 2005. Construction on the Aquamission unit to be delivered to Kal-Tec has begun, with delivery scheduled for the end of October, 2005. Payment for the Aquamission unit to be delivered to Kal-Tec is due no later than June 30, 2006, unless Kal-Tec is able to resell the Aquamission unit at an earlier date, upon which the purchase price will become immediately due and owing.

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

Operating Costs and Expenses

Our operating expenses for the quarterly period ended March 31, 2005 consisted of the following:

	Second Quarter Ended March 31	Six Months Ended March 31
	2005	2005
Accounting and Audit Fees	$29,838	$71,899
Advertising and Promotion	30,790	46,220
Amortization	3,118	5,276
Bank Charges and Interest	4,311	4,635
Commissions	--	6,478
Consulting Fees	59,721	65,721
Development Costs	239,802	509,102
Legal Fees	28,116	68,249
Filing Fees	5,785	6,451
Management Fees	117,925	234,535
Office and Miscellaneous	29,556	47,599
Rent	16,943	16,943
Salaries and Benefits	31,731	31,731
Stock-based Compensation	--	22,480,000
Transfer Agent	340	4,372
Travel	13,077	72,523
Total Operating Expenses	$611,053	$23,671,734

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

Our development costs of $239,802 for the second quarter ended March 31, 2005 are costs associated with the development of our products. The increase in these expenses over previous fiscal periods is a result of our increased product and business development activities during the second quarter ended March 31, 2005.

We also incurred management fees of $117,925 during the period ended March 31, 2005. These fees are made up of amounts charged under a management consulting contract with Stamm & Lang Rechtsanwalte, a German law firm of which Achim Stamm, our President, Secretary and Treasurer and a member of our Board of Directors, is a partner, and amounts charged under a management consulting contract with Hubert Hamm, the inventor of the technologies underlying our products and the lead consultant for research and development for Aqua GmbH’s HVAC&R department.

The remainder of our operating expenses also increased significantly during the second quarter ended March 31, 2005 over those incurred during the period from our inception on May 13, 2004 to our fiscal year ended September 30, 2004. This increase in our expenses is primarily attributable to the increase in our product and business development activities during the second quarter ended March 31, 2005 and to the professional fees incurred in connection with our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

We expect that our product and business development activities will continue to increase over the course of the current fiscal year. As such, we expect that our operating expenses will also continue to increase at a significant rate.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2005	At September 30, 2004	Increase / (Decrease)
Current Assets	$699,357	$62,900	1,011.9%
Current Liabilities	571,013	225,989	152.7%
Working Capital (Deficit)	$128,344	$(163,089)	178.7%

Cash Flows
	Six Months Ended	Period from Inception
	March 31, 2005	(May 13, 2004) to March
		31, 2005
Cash Flows from (used in) Operating Activities	$(1,201,433)	$(1,281,859)
Cash Flows from (used in) Investing Activities	$(646,992)	$(652,980)
Cash Flows from (used in) Financing Activities	$1,867,942	$1,961,069
Net Increase (decrease) in Cash During Period	$19,517	$26,230

As at March 31, 2005, we had cash of $26,230 and a working capital surplus of $128,344. We will require approximately $2,000,000 in order to carry out our plan of operation over the next twelve months. Our current working capital is insufficient to support our current commitments and operations over the next twelve months. On October 18, 2004, we obtained equity financing in the amount of $1,000,000 on a private placement basis, which is being used by us to support our current operations. During the period ended March 31, 2005, we obtained a loan of EUR 390,000 (recorded at US $505,837 based on a rate of US $1.2970 per EUR for purposes of our March 31, 2005 financial statements) from Stamm & Lang Rechtsanwalte and a loan of EUR 129,698 (recorded at US $168,220 based on a rate of US $1.2970 per EUR for purposes of our March 31, 2005 financial statements) from an unrelated third party. Both of these loans charge interest at a rate of 7.5% per annum, are secured by the accounts receivable of Aqua GmbH and are due on December 31, 2006.

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

No material commitments for capital expenditures were made during the period ended March 31, 2005.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the consolidated financial statements included in this Quarterly Report.

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

PART II - OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.                       CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                       OTHER INFORMATION.

None.

ITEM 6.                       EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit	Description of Exhibit
Number

3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State effective December 27, 2004.(4)

3.2	Bylaws, effective March 2, 2000.(1)

10.1	Share Purchase Agreement between Water-Capital-Holding Ltd., V G Tech, Inc., Aqua Society GmbH and Steve Livingston, dated for reference September 3, 2004.(2)

10.2	Agreement and Deed of Transfer between Water-Capital-Holding Ltd. and V G Tech, Inc. dated for reference September 22, 2004.(2)

10.3	Certified Translation of a Notarial Deed executed by Uwe Diestel and Aqua Society GmbH dated November 30, 2004 regarding the purchase and sale of an interest in UFI-TEC GmbH.(4)

10.4	2004 Stock Incentive Plan.(3)

14.1	Code of Ethics.(4)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on January 29, 2003, as amended.
(2)	Filed with the SEC on September 10, 2004 as an exhibit to our Current Report on Form 8-K.
(3)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8, filed with the SEC on January 12, 2005.
(4)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on January 20, 2005.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2005. We have not filed any Current Reports on Form 8-K since March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA SOCIETY, INC.

		By:	/s/ Achim Stamm
Date:	May 25, 2005		ACHIM STAMM
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting
Officer)