Form 10QSB
period 2005-06-30
AQUA SOCIETY, INC.
filed 2005-08-23
CIK 1213111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act
Of 1934 For the transition period ________ to ________

COMMISSION FILE NUMBER 000-50163

AQUA SOCIETY, INC.
(Name of small business issuer in its charter)

NEVADA	52-2357931
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Konrad - Adenauer Strasse 9-13
45699 Herten, Germany	011-49-6031-791-760
(Address of principal executive offices)	Issuer's telephone number

NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2005, the Issuer had 115,689,988 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AQUA SOCIETY, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Stated in US Dollars)

(Unaudited)

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
June 30, 2005 and September 30, 2004
(Stated in US Dollars)
(Unaudited)

	June 30,	September 30,
	2005	2004

ASSETS

Current
Cash	$2,637,993	$6,713
Accounts receivable	675,302	8,841
Inventory	125,175	47,346
Loans receivable – Note 6	343,154	-

	3,781,624	62,900
Investment – Note 4	30,925	-
Patents	193,645	25,056
Capital assets	51,834	6,269
Due from related party – Note 5	-	7,535

	$4,058,028	$101,760

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$400,512	$99,194
Loans payable – Note 7	227,211	126,795

	627,723	225,989
Loans payable – Note 7	1,442,117	-

	2,069,840	225,989

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value – Notes 8, 9, 10 and 11
300,000,000 shares authorized
115,664,988 shares issued and outstanding
(September 30, 2004: 79,908,000)	115,665	79,908
Additional paid-in capital	3,886,900	25,056
Contributed surplus	22,239,996	-
Special warrants	-	34,000
Accumulated other comprehensive loss	(9,263)	(997)
Accumulated deficit	(24,245,110)	(262,196)

	1,988,188	(124,229)

	$4,058,028	$101,760

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
for the three and nine months ended June 30, 2005
and for the period May 13, 2004 (Date of Incorporation) to June 30, 2004
(Stated in US Dollars)
(Unaudited)

			May 13, 2004
			(Date of
	Three months	Nine months	Incorporation)
	ended	Ended	to
	June 30,	June 30,	June 30,
	2005	2005	2004

Revenue	$601,068	$601,068	$-
Less: Cost of goods sold	372,751	372,751	-

	228,317	228,317	-
General and administrative expenses:
Accounting and audit fees	$26,795	$98,694	$5,904
Advertising and promotion	106,759	152,979	-
Amortization	3,058	8,334	-
Bank charges and interest	12,012	16,647	-
Consulting fees	74,441	140,162	-
Development costs – Note 5	19,613	528,715	-
Legal fees	3,056	71,305	9,115
Filing fees	456	6,907	-
Management fees – Note 5	175,415	409,950	-
Office and miscellaneous	15,363	62,962	-
Rent	33,812	50,755	-
Salaries and benefits	64,638	96,369	-
Stock-based compensation – Note 8	-	22,480,000	-
Transfer agent	629	5,001	-
Travel	9,928	82,451	-

	(545,975)	(24,211,231)	(15,019)

Net loss for the period	(317,658)	(23,982,914)	(15,019)

Other comprehensive loss
Foreign currency adjustment	(29,814)	(8,266)	-

Comprehensive loss for the period	$(347,472)	$(23,991,180)	$(15,019)

Basic loss per share	$(0.00)	$(0.23)	(15,019)

Weighted average number of shares outstanding	114,465,292	106,041,321	1

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended June 30, 2005 and
for the period May 13, 2004 (Date of Incorporation) to June 30, 2004
(Stated in US Dollars)
(Unaudited)

		May 13, 2004
		(Date of
	Nine months	Incorporation)
	ended	to
	June 30,	June 30,
	2005	2004
Cash flows used in Operating Activities
Net loss for the period	$(23,982,914)	$(15,019)
Items not affecting cash:
Amortization	8,334	-
Stock-based compensation	22,480,000	-
Unrealized foreign exchange gain	(8,266)	-
Changes in non-cash working capital items:
Accounts receivable	(666,461)	-
Inventory	(77,829)	-
Accounts payable and accrued liabilities	301,318	15,000

	(1,945,818)	(19)

Cash flows used in Investing Activities
Cash acquired from business acquisition	-	-
Investment	(30,925)	-
Patents and development costs	(168,589)	-
Decrease in due from related party	7,535	-
Capital asset purchases	(53,899)	-
Loans receivable	(343,154)	-

	(589,032)	-

Cash flows from Financing Activities
Issuance of common stock for cash	3,623,597	25,000
Loans payable	1,542,533	-

	5,166,130	25,000

Increase in cash during the period	2,631,280	24,981

Cash, beginning of the period	6,713	-

Cash, end of the period	$2,637,993	$24,981

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Non-cash Transactions – Note 9

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period May 13, 2004 (Date of Incorporation) to June 30, 2005
(Stated in US Dollars)
(Unaudited )

	Common Stock						Accumulated
			Additional				Other
			Paid-in	Contributed	Special Warrants		Comprehensive	Accumulated
	Number	Par Value	Capital	Surplus	Number	Amount	Loss	Deficit	Total

Capital stock issued for cash	1	$31,042	$-	$-	-	$-	$-	$-	$31,042
Contribution of assets	-	-	25,056	-	-	-	-	-	25,056
Pursuant to the acquisition of Aqua
Society GmbH	10,000,000	10,000	(2,780)	2,780	34,000,000	34,000	-	-	44,000
Exchange of shares	(1)	(31,042)	-	-	-	-	-	-	(31,042)
Outstanding shares of Company
prior to acquisition	69,908,000	69,908	-	-	-	-	-	(194,748)	(124,840)
Unrealized loss on translation	-	-	-	-	-	-	(997)	-	(997)
Net loss for the period	-	-	-	-	-	-	-	(67,448)	(67,448)

Balance, September 30, 2004	79,908,000	79,908	22,276	2,780	34,000,000	34,000	(997)	(262,196)	(124,229)
Common stock issued for cash
– at $2.40	416,666	417	999,583	-	-	-	-	-	1,000,000
Conversion of special warrants	34,000,000	34,000	-	-	(34,000,000)	(34,000)	-	-	-
Stock-based compensation	-	-	-	22,480,000	-	-	-	-	22,480,000
Common stock issued pursuant to
exercise of options – at $1.70	108,000	108	183,492	-	-	-	-	-	183,600
Transfer of contributed surplus on
exercise of options	-	-	242,784	(242,784)	-	-	-	-	-
Common stock issued for cash
– at $1.98	1,232,322	1,232	2,438,765	-	-	-	-	-	2,439,997
Unrealized gain on translation	-	-	-	-	-	-	(8,266)	-	(8,266)
Net loss for the period	-	-	-	-	-	-	-	(23,982,914)	(23,982,914)

Balance, June 30, 2005	115,664,988	$115,665	$3,886,900	$22,239,996	-	$-	$(9,263)	$(24,245,110)	$1,991,188

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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

The results of operations for the nine months ended June 30, 2005 are not indicative of the results that may be expected for the full year.

Note 2

Continuance of Operations

The interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2005, the Company has not yet achieved profitable operations and has accumulated significant losses since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company’s current working capital is not sufficient to support current commitments and operations and planned expansion for the next twelve months. The Company intends to support operations for the year ended September 30, 2005 through loans and share issuances.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2005
(Stated in US Dollars) – Page 2
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

Note 4

Business Acquisition

By an agreement dated November 30, 2004 and effective December 10, 2004, the Company acquired a 33% interest in UFI-Tech GmbH (“UFI”), a German limited company, in consideration of EUR25,565 (US$30,925). UFI develops and constructs membrane filtration systems for a variety of applications.

Note 5

Related Party Transactions – Notes 7 and 10

The Company incurred management fees of $171,705 (2004: $Nil) charged by a law firm of which the President of the Company is a partner and development costs of $447,218 (2004: $Nil) charged by a director of the Company. These expenditures were measured by the exchange amounts that are the amounts agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $83,820 (September 30, 2004: $Nil) due to a director of the Company and to a law firm of which the President of the Company is a partner. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Included in loans payable is $1,322,034 (September 30, 2004: $36,803) due to a former President of the Company and a law firm which the President of the Company is a partner.

Note 6	Loans Receivable The loans receivable bear interest at 7.5% per annum, are secured by tax refund entitlements and accounts receivable and are repayable within one year.

Note 7

Loans Payable

Of the total outstanding at June 30, 2005, $1,442,117 (September 30, 2004: $Nil) of the loans payable bear interest at 7.5% per annum, are secured by accounts receivable of Aqua Society, GmbH and are repayable December 31, 2006 and $96,770 (September 30, 2004: $62,805) of loans payable bear interest of 7.5% per annum, are unsecured and are repayable within one year. The remainder of the loans are unsecured, non-interest bearing and have no specific terms for repayment.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2005
(Stated in US Dollars) – Page 3
(Unaudited)

Note 8

Capital Stock – Notes 9, 10 and 11

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

A summary of the status of the stock option plan as of June 30, 2005 and changes during the period is presented below:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at September 30, 2004	-	-
Granted	10,000,000	$1.70
Exercised	(108,000)	$1.70

Options outstanding and exercisable at June 30, 2005	9,892,000	$1.70

At June 30, 2005, 9,892,000 share purchase options were outstanding to directors, employees and consultants entitling the holders thereof the right to purchase one common share of the Company at $1.70 per share for each option held. These share purchase options expire on October 15, 2009.

The stock options granted to consultants are marked to fair value, using the Black-Scholes option pricing model, and are expensed over the vesting period through charges to the statements of operations and additional paid-in capital. Total stock-based compensation for stock options granted to consultants and non-employees recognized during the period ended June 30, 2005 was $22,480,000. This amount was recorded in the statements of operations as stock-based compensation and in the balance sheets as additional paid-in capital.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2005
(Stated in US Dollars) – Page 4
(Unaudited)

Note 8

Capital Stock – Notes 9, 10 and 11 – (cont’d)

Commitments: - (cont’d) Share Purchase Options – (cont’d)

The Compensation charge associated with directors’ and employees’ options in the amount of $5,620,000 is not recognized in the financial statements, but included in the pro forma amounts below.

The fair value of the stock-based compensation has been determined using the Black-Scholes option pricing model with the following assumptions:

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

Had compensation cost associated with directors’ and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

Nine months
Ended
June 30,
2005

Comprehensive loss for the period	$(23,991,180)
Pro forma compensation cost	(5,620,000)

Pro forma comprehensive loss for the period	$(29,611,180)

Pro forma comprehensive loss per share	$(0.28)

Share Purchase Warrants

As at June 30, 2005, a total of 1,648,988 share purchase warrants were outstanding of which 416,666 warrants entitle the holders thereof the right to purchase 416,666 common shares at $2.40 per share until October 18, 2006 and 1,232,322 entitle the holders thereof the right to purchase 1,232,322 common shares at $1.98 per share until June 24, 2006.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2005
(Stated in US Dollars) – Page 5
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

During the nine months ended June 30, 2005, the Company issued 34,000,000 common shares pursuant to the conversion of 34,000,000 special warrants for no additional consideration.

These transactions have been excluded from the statement of cash flows.

Note 10	Commitments – Note 8

a)	By four lease agreements dated September 30, 2004 and effective October 1, 2004, the Company entered into four lease contracts for the Company’s corporate head office.

The leases require total payments of EUR6,690 (US$8,423) per month. Two of the leases are effective until May 31, 2007 and the other two are effective until December 31, 2007. The leases will be automatically extended every year unless cancelled with six months advance notice.

b)
By a lease agreement dated September 30, 2004 and effective October 1, 2004, the Company entered into a sales office lease. The lease requires payments of EUR680 (US$856) per month for a one-year term, and will be automatically extended every year unless cancelled with three months advance notice.

c)
By a management consulting contract dated September 30, 2004 and effective October 1, 2004, the Company agreed to pay EUR15,000 (US$ 18,885) per month for development, production and quality assurance services. This contract is for an unlimited term but may be terminated by either party with six months advance notice.

d)
By an agreement dated October 1, 2004, the Company agreed to pay $2,000 per month to a consultant of the Company. The agreement is effective for a term of 5 years. The Company granted 500,000 common stock options upon signing of the agreement. The exercise price of the stock options will be the minimum price permitted by the stock incentive plan and will have a term of five years. These stock options are included in the 10,000,000 stock options (Note 8).

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2005
(Stated in US Dollars) – Page 6
(Unaudited)

Note 10	Commitments – Note 8 – (cont’d)

e)
By a management consulting contract dated December 13, 2004 and effective October 1, 2004, the Company agreed to pay EUR15,000 (US$18,885) per month for management services to a law firm of which the President of the Company is a partner.

The contract is for an unlimited term but may be terminated by either party with six months advance notice.

f)
By a management consulting contract dated and effective October 1, 2004, the Company agreed to pay EUR5,000 (US$6,295) per month for marketing and business development services. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

g)
By a marketing and promotion consulting agreement dated and effective April 18, 2005, the Company agreed to pay EUR7,500 (US$9,443) per month for a period of six months and a 4% commission on all financial arrangements provided by the consultants for up to twelve months.

Note 11

Subsequent Event

Subsequent to June 30, 2005, the Company issued 25,000 common shares at $1.70 per share for total proceeds of $42,500 pursuant to the exercise of share purchase options outstanding at June 30, 2005.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the third quarter and nine month period ended June 30, 2005 and changes in our financial condition from September 30, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended September 30, 2004.

Corporate Background

We were incorporated under the laws of the State of Nevada on March 2, 2000, under the name “V G Tech, Inc.”

On September 22, 2004, we completed the acquisition of Aqua Society GmbH (“Aqua GmbH”). Aqua GmbH was founded as a limited liability company under the laws of Germany on May 13, 2004. We are in the business of designing and developing technologies for application, and providing consulting services, in the areas of heating, ventilating, air conditioning and refrigeration (“HVAC&R”), water purification and waste water treatment (collectively, the “Aqua Business”).

Effective December 27, 2004, we changed our name to “Aqua Society, Inc.” to better reflect the nature of our business operations

Recent Corporate Developments

The following significant corporate developments have occurred since the end of our fiscal quarter for the period ended June 30, 2005:

1.

We have received an order from Refrigeraciones Kal-Tec Espana S.L., a Spanish company (“Kal-Tec”), for the purchase of one Aquamission unit at a price of EUR 562,000 (approximately US $707,558 based on an exchange rate of US $1.2590 per EUR). It is expected that Kal-Tec will not be acquiring the Aquamission for its own use but will seek to resell the unit to an end user in Spain. The order from Kal-Tec originally called for delivery by September 30, 2005, however Kal-Tec has verbally agreed to extend the time for delivery until the end of October, 2005. Payment will be due from Kal-Tec on June 30, 2006 unless Kal-Tec is able to resell the Aquamission unit earlier, in which case the purchase price will become immediately due.

2.

In April, 2005, we opened an office in Berlin, the capital of Germany. By having a presence in Berlin, we hope to improve our ability to market our products and services to the governments of countries where our products and services would be most beneficial.

3.

In April, 2005, we reached a verbal agreement to become the exclusive distributor of a patented vacuum pump liquid purification system. We intend to market and distribute this product in connection with the water purification and waste water treatment services that we provide.

4.

In April, 2005, we signed a marketing and promotion agreement with agents in the United Arab Emirates. Pursuant to this agreement, the marketing agents will seek to market and promote our Aquamission and Thermomobile products in the Persian Gulf. We agreed to pay the agents monthly fees totaling EUR 7,500 (approximately US $9,443 based on an exchange rate of US $1.2590 per EUR).

5.

In June 2005, we completed a private placement financing of $2,440,000. The financing was provided by two private corporate investors in exchange for 1,232,322 units at a price of $1.98 per unit. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $1.98 per share for a period of one year from the date the warrant was issued.

6.

At the end of June, 2005, we received a report from the Fraunhofer Institute for Environmental, Safety and Energy Technology UMSICHT confirming the validity of our Thermomission technology. According to the tests conducted by the Fraunhofer Institute, the Thermomission can successfully utilize low temperature waste heat at temperatures of less than 100°C to generate electricity. According to the report of the Fraunhofer Institute, under ideal conditions, the Thermomission, when used in conjunction with the Aquamission, can reduce outside electricity consumption by up to 68%.

The Fraunhofer Institute for Environmental, Safety and Energy Technology UMSICHT is operated by the Fraunhofer Institute, a German research organization that provides applied research services to public institutions, governments and private industry. The Fraunhofer Institute is Europe’s leading applied research organization.

7.

In August, 2005, we received an order for one Thermomobile unit at a price of EUR 10,211 (approximately US $12,856 based on an exchange rate of US $1.2590 per EUR) from a German company. This order was placed as a result of an exhibition we conducted in Duisberg, German. We expect to complete delivery of the ordered Thermomobile unit within the next 4 to 8 weeks.

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

The Aquamission Product

The Aquamission product utilizes a patented process to extract water from the surrounding atmosphere. Air is supplied to a refrigerated surface contained within the unit which then causes water in the air to condensate. The collected water is then passed through a treatment filter for purification. The result is potable water which meets the standards established by the World Health Organization’s Guidelines for Drinking-Water Quality. The amount of water produced by each Aquamission unit will depend upon a variety of factors, including the ambient temperature and humidity and the size of the unit. A smaller unit, approximately 40cm x 40cm x 60cm in size, is, at optimal temperature and humidity (approximately 23°C and an average relative humidity of 75%), capable of producing up to 24 liters of drinking quality water per day. A larger unit of approximately 240 cm x 600 cm x 240 cm in size is, at optimal temperature and humidity, capable of producing up to 6,000 liters of drinking quality water per day. In addition to producing potable water, as a byproduct of the condensation process, the refrigerated air expelled by the Aquamission allows it to serve as an air conditioning unit. We have completed the technical development and testing of the Aquamission and are now in the process of developing the market for the Aquamission.

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

The Thermomission Product:

The Thermomission is a product that was designed by us to increase the energy efficiency of our HVAC&R products. The Thermomission works by utilizing the latent (i.e. waste) heat generated by refrigeration and cooling systems and converting that latent energy into electricity.

We have received a report from the Fraunhofer Institute for Environmental, Safety and Energy Technology UMSICHT, located in Germany, confirming the validity of our Thermomission technology. In tests conducted by experts at the Fraunhofer Institute, the Thermomission successfully utilized low termperature waste heat energy at temperatures of less than 100°C to generate usable electricity. According to the Fraunhofer Institute’s report, under ideal conditions, the Thermomission, when used in conjunction with our Aquamission product, can reduce the outside electricity consumption of the Aquamission by up to 68%.

We have filed an international patent application with the German Patent and Trade Mark Office for the Thermomission technology. We are continuing to make further refinements and improvements to the Thermomission Product.

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

During the next few months, we will continue to seek potential purchasers for the Aquamission unit in the Persian Gulf. Our President, Secretary and Treasurer, Achim Stamm, travelled to Dubai in the United Arab Emirates at the end of March, 2005, to display the demonstration models and to meet with various parties interested in purchasing Aquamission units. We have not reached an agreement with any of these parties for the supply of Aquamission units or any of our other products or services and there is no assurance that we will be able to reach such an agreement.

In the first week of September, we will attend the 1st Sana’a International Exhibition in Yemen to display our Aquamission, Thermomission and Thermomobile products. The 1st Sana’a International Exhibition is an international economic and commercial exhibition being sponsored by the Government of Yemen.

In addition to our efforts to market the product in the Persian Gulf, we are also currently seeking to market the product in southern Europe. We have received an order from Kal-Tec, a Spanish company, to deliver one Aquamission unit to them at a price of EUR 562,000 (approximately US $707,558 based on an exchange rate of US $1.2590 per EUR). It is expected that Kal-Tec will not be acquiring the Aquamission for its own use, but will seek to resell the unit to an end-user in Spain. Construction of the Aquamission unit to be delivered to Kal-Tec has begun at our facility in Herten, Germany and we expect to complete delivery of the unit at the end of October, 2005.

2.	The Thermomobile Product:

Technical development and testing of the Thermomobile has been completed and we are now in the process of developing the market for this product. Throughout this process we will continue to evaluate and improve the Thermomobile to increase its commercial appeal and marketability.

In December of 2004, we entered into an agreement with BS Technik GmbH for the delivery of 15 Thermomobile units of varying sizes for an aggregate price of EUR 164,283 (approximately US $206,832 based on an exchange rate of US $1.2590 per EUR). We have completed the construction of eight of these units at our facility in Herten, Germany and we are scheduled to complete construction of the ordered units during 2005. However, BS Technik GmbH has agreed to allow us to delay delivery of the Thermomobile units ordered by them so that we may utilize these units by supplying them to the National Centre of Blood Transfusion (the national blood bank for the Ivory Coast (the “CNTS”).

We have also reached an agreement with the State Ministry of Health and Population for the Ivory Coast (the “Ministry of Health”) to conduct evaluations of the cold storage systems for a number of healthcare facilities in the Ivory Coast and to provide them with estimates for the supply of Thermomobile units to be used for the safe storage and handling of medicines, vaccines and blood products. The fees and prices to be paid for providing our services and supplying them with equipment are still to be negotiated by us with the individual health care facilities and there is no assurance that we will be able to reach a definitive agreement with these facilities to provide them with our services or products.

The first project undertaken by us under our agreement with the Ministry of Health for the Ivory Coast is to supply and install cold storage equipment, including Thermomobile units, to the CNTS. We have already completed the construction of two stationary refrigeration houses under our agreement with the CNTS and are awaiting payment. In addition, the CNTS has already ordered two Thermomobile units that we hope to deliver at the end of September, 2005.

During the next twelve months, we will work with the CNTS to continue to assess their cold storage needs at various facilities. We will also work to deliver and install ordered equipment and will continue the construction of the Thermomobile units to be supplied to the CNTS at our facility in Herten, Germany.

During the first week of September, 2005, we will attend the 1st Sana’a International Exhibition in Yemen where we will display the Thermomobile along with our Aquamission product and Thermomission prototype.

3.	The Thermomission Product:

At the end of June, 2005, we received the report of the Fraunhofer Institute for Environmental, Safety and Energy Technology indicating that the Thermomission was capable of utilizing waste heat energy at temperatures of less than 100°C to generate usable electricity. The tests conducted by the Fraunhofer Institute indicated that, under ideal conditions, the Thermomission, when used in conjunction with the Aquamission, was able to reduce the outside electricity consumption of the Aquamission by up to 68%.

We will be displaying a prototype of the Thermomission at the 1st Sana’a Internation Exhibition in Yemen.

During the next twelve months, we intend to continue to work on refining our technical designs for this product.

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

We anticipate spending approximately $2,000,000 in pursuing our plan of operation over the next twelve months. Currently, we have a working capital surplus of $3,153,901, which is sufficient to allow us to meet our current commitments and to complete our plan of operation for the next twelve months. However, we do not expect our business to achieve profitability in the near future as we expect to incur substantial product development, marketing and operating expenses. We are likely to need substantial additional financing in order to implement our long term business strategy and plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business.

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing in order to proceed with the development of the Aqua Products. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to complete the development and commercialization of the Aqua Products.

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

Third Quarter and Nine Months Summary

	Third Quarter Ended June 30			Nine Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)
Revenue	$601,068	--	100%	$601,068	--	100%

Cost of Goods Sold	(372,751)	--	100%	(372,751)	--	100%

General and
Administrative
Expense	(545,975)	(15,019)	3,535.2%	(24,211,231)	(15,019)	161,104.0%

Net Income (Loss)	(317,658)	(15,019)	2,015.0%	(23,982,914)	(15,019)	159,583.8%

Revenues

During the third quarter of our fiscal year, we earned revenues from our operations for the first time. These revenues, totaling $601,068, were generated through our HVAC&R consulting activities and through the supply and sale of HVAC&R equipment to our customers. The majority of these services were provided to various mining operations and are the result of opportunities generated by Hubert Hamm, our lead consultant for research and development of HVAC&R technologies and a 20 year veteran in the design, construction and maintenance of HVAC&R systems for mining and tunnel construction.

To date, we have not earned any revenues from the sale of our Aquamission or Thermomobile products. We have reached an agreement with BS Technik GmbH to deliver 15 Thermomobile units for an aggregate price of EUR 164,283 (approximately US $206,832 based on an exchange rate of US $1.2590 per EUR). We were scheduled to complete the sale of these units to BS Technik GmbH sometime in 2005; however, BS Technik GmbH has agreed to allow us to delay the delivery of these units so that we may offer the constructed Thermomobile units to the CNTS.

We have received an order from Kal-Tec for one Aquamission unit at a price of EUR 562,000 (approximately US $707,558 based on an exchange rate of US $1.2590 per EUR), to be delivered by September 30, 2005. Construction on the Aquamission unit to be delivered to Kal-Tec has begun, with delivery scheduled for the end of October, 2005. Payment for the Aquamission unit to be delivered to Kal-Tec is due no later than June 30, 2006, unless Kal-Tec is able to resell the Aquamission unit at an earlier date, upon which the purchase price will become immediately due and owing.

We have completed the construction of two stationary refrigeration houses in the Ivory Coast pursuant to our agreement with the CNTS and are awaiting payment. Although we have an agreement with the CNTS to assess their cold storage facilities and supply them with materials and equipment, and have provided them with estimates for the equipment expected to be supplied to them, a final determination has not been made on the equipment still to be supplied to the CNTS or on the final purchase price to be paid by the CNTS. The actual amounts that we receive under the CNTS Service Agreement may vary significantly from the amounts estimated.

General and Administrative Expenses

Our general and administrative expenses for the quarterly period ended June 30, 2005 consisted of the following:

	Third Quarter Ended June 30			Nine Months Ended June 30
			Percentage			Percentage
	2005	2004	Inc. / (Dec.)	2005	2004	Inc. / (Dec.)
Accounting and audit fees	$26,795	$5,904	353.8%	$98,694	$5,904	1,571.6%
Advertising and promotion	106,759	-	100.0%	152,979	-	100.0%
Amortization	3,058	-	100.0%	8,334	-	100.0%
Bank charges and interest	12,012	-	100.0%	16,647	-	100.0%
Consulting fees	74,441	-	100.0%	140,162	-	100.0%
Development costs	19,613	-	100.0%	528,715	-	100.0%
Legal fees	3,056	9,115	(66.5)%	71,305	9,115	682.3%
Filing fees	456	-	100.0%	6,907	-	100.0%
Management fees	175,415	-	100.0%	409,950	-	100.0%
Office and miscellaneous	15,363	-	100.0%	62,962	-	100.0%
Rent	33,812	-	100.0%	50,755	-	100.0%
Salaries and benefits	64,638	-	100.0%	96,369	-	100.0%
Stock-based compensation	-	-	-	22,480,000	-	100.0%
Transfer agent	629	-	100.0%	5,001	-	100.0%
Travel	9,928	-	100.0%	82,451	-	100.0%
Total General and	545,975	15,019	3,535.2%	24,211,231	15,019	161,104.0%
Administrative Expenses

Our general and administrative expenses for the three-month and nine-month periods ended June 30, 2005 are significantly greater than our general and administrative expenses for the same periods in 2004. This is largely a result of the fact that the majority of our activities in 2004 were organizational in nature. During the current fiscal year, the majority of our expenses have been related to the development of our business and products. Overall, our general and administrative expenses incurred during our third quarter ended June 30, 2005 decreased by $65,078 from our second quarter ended March 31, 2005.

Our advertising and promotion expenses increased significantly during the third quarter ended June 30, 2005 as we have significantly increased our activities in this area in order to increase our profile and develop markets for our products.

We also incurred management fees of $175,415 during the period ended June 30, 2005. These fees include amounts charged under a management consulting contract with Stamm & Lang Rechtsanwalte, a German law firm of which Achim Stamm, our President, Secretary and Treasurer and a member of our Board of Directors, is a partner, and amounts charged under a management consulting contract with Hubert Hamm, the inventor of the technologies underlying our products and the lead consultant for research and development for Aqua GmbH’s HVAC&R department.

During our first fiscal quarter ended December 31, 2004, we issued a total of 10,000,000 options pursuant to our 2004 Stock Incentive Plan. Each option granted entitles the holder to acquire one share of our common stock at a price of $1.70 per share for a period of five years from the date of the grant. The fair value of these options, determined to be $22,480,000 according to the Black-Scholes option pricing model, was recorded as stock based compensation for the period ended December 31, 2004.

We expect that our product and business development activities will continue to increase over the course of the current fiscal year. As such, we expect that our operating expenses will also continue to increase at a significant rate.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2005	At September 30, 2004	Increase / (Decrease)
Current Assets	$3,781,624	$62,900	5,912.1%
Current Liabilities	627,723	225,989	177.8%
Working Capital (Deficit)	$3,153,901	$(163,089)	2,033.9%

Cash Flows
			Period from Inception
		Nine Months Ended	(May 13, 2004) to June
		June 30, 2005	30, 2004
Cash Flows from (used in) Operating Activities		$(1,945,818)	$(19)
Cash Flows from (used in) Investing Activities		(589,032)	Nil
Cash Flows from (used in) Financing Activities		5,166,130	25,000
Net Increase (decrease) in Cash During Period		$2,631,280	24,981

As at June 30, 2005, we had cash of $2,637,993 and a working capital surplus of $3,153,901.

The increase in our cash and working capital surplus is largely the result of a private placement financing for $2,440,000 that we completed in June, 2005. During the period, we also received loans in the amount of EUR 644,308 (recorded at US $779,373 based on a rate of US $1.2096 per EUR for purposes of our June 30, 2005 financial statements) from Stamm & Lang Rechtsanwalte.

During the third quarter ended June 30, 2005, we recorded revenues for the first time in our operating history. As a result of a private placement financing, we currently have sufficient working capital to meet our current commitments and complete our plan of operation for the next twelve months. However, we do not expect our business to achieve profitability in the near future as we expect to incur substantial product development, marketing and operating expenses in implementing our plan of operation. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

(a)	our ability to commercially market our Thermomobile and Aquamission products;

(b)	our ability to develop a commercially marketable Thermomission product;

(c)	our ability to raise additional capital necessary to implement our business strategy and plan of operation;

(d)	our ability to compete with other existing technologies; and

(e)	the success of any marketing and promotional campaign which we conduct for our products once development is complete.

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

RISKS AND UNCERTAINTIES

Limited Operating History, Risks Of A New Business Venture

Aqua GmbH was formed on May 13, 2004 and has been involved primarily in organizational activities to date.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate significant operating revenues in the future or ever achieve profitable operations.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective June 10, 2005, we issued an aggregate of 1,232,322 units at a price of $1.98 per unit for total gross proceeds of $2,440,000 on a private placement basis to two unrelated private investors. Each unit consists of one share of our common stock and one share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of $1.98 for a period of one year from the date of issuance. The units were issued to the investors pursuant to the exclusions from registration contained in Regulation S promulgated under the Securities Act on the basis of representations made by the investors that they are not “U.S. persons” as defined in Regulation S and were not acquiring the units for the account or benefit of a U.S. person. The total proceeds of this private placement are being used by us as general working capital.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Unregistered Sales of Equity Securities

Effective June 10, 2005, we issued 1,232,322 units at a price of $1.98 per unit for total gross proceeds of $2,440,000 on a private placement basis. For additional details, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibit
3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State effective December 27, 2004.(4)
3.2	Bylaws, effective March 2, 2000.(1)
10.1	Share Purchase Agreement between Water-Capital-Holding Ltd., V G Tech, Inc., Aqua Society GmbH and Steve Livingston, dated for reference September 3, 2004.(2)
10.2	Agreement and Deed of Transfer between Water-Capital-Holding Ltd. and V G Tech, Inc. dated for reference September 22, 2004.(2)

Exhibit
Number	Description of Exhibit
10.3	Certified Translation of a Notarial Deed executed by Uwe Diestel and Aqua Society GmbH dated November 30, 2004 regarding the purchase and sale of an interest in UFI-TEC GmbH.(4)
10.4	2004 Stock Incentive Plan.(3)
10.5	Marketing & Promotion Agreement between Aqua Society GmbH, Sesam Business Consultants and Moosa Abu Aisha.
14.1	Code of Ethics.(4)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on January 29, 2003, as amended.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2004.
(3)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on January 12, 2005.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on January 20, 2005.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2005. We have not filed any Current Reports on Form 8-K since June 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA SOCIETY, INC.

Date: August 22, 2005	By:	/s/ Achim Stamm

	Title:	ACHIM STAMM
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)