Form 10KSB
period 2005-09-30
AQUA SOCIETY, INC.
filed 2006-01-18
CIK 1213111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended September 30, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-50163

AQUA SOCIETY, INC.
(Name of small business issuer in its charter)

NEVADA	52-2357931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Konrad - Adenauer Strasse 9-1
45699 Herten, Germany
(Address of principal executive offices)	(Zip Code)

011-49-6031-791-760
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $896,535.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $50,438,503.08 based on a price of $1.41 per share, being the average of the bid and asked price of the Company’s common stock as of January 13, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 28, 2005, the Issuer had 115,771,988 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", and the “Company” mean Aqua Society, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.	DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

We were incorporated under the laws of the State of Nevada on March 2, 2000, under the name “V G Tech, Inc.”

On September 22, 2004, we completed the acquisition of Aqua Society GmbH (“Aqua GmbH”). Prior to our acquisition of Aqua GmbH, we were in the business of providing services in the areas of digital graphics and special effects. Upon completing the acquisition of Aqua GmbH, we abandoned this digital imaging business. We are now in the business of designing and developing applied technologies, and providing consulting services, in the areas of heating, ventilation, air conditioning, refrigeration, water purification, waste water treatment, and, our latest business segment, energy (collectively, the “Aqua Business”).

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

2.	the issuance of special warrants (the “Special Warrants”) to acquire 34,000,000 shares of our common stock; and

3.

the transfer to Water of 36,000,000 shares of our common stock owned by Steve Livingston, our former President, Secretary, Treasurer and Director, being all of the shares of our common stock owned by Mr. Livingston.

The Special Warrants entitled the holder to acquire one additional share of our common stock for each special warrant held, without the payment of any additional consideration. Under the terms of the Special Warrants, they could not be exercised until we had authorized capital of at least 200,000,000 shares of common stock (the “Triggering Event”). On December 6, 2004, we amended our Articles of Incorporation to increase our authorized capital to 300,000,000 shares of common stock. Upon effective filing of our Certificate of Amendment increasing our authorized capital to 300,000,000 shares of common stock, Water exercised the Special Warrants and we issued to them an additional 34,000,000 shares of our common stock. Pursuant to the terms of the Special Warrants, these shares were issued to Water without the payment of any additional consideration.

Under generally accepted accounting principles, our acquisition of Aqua GmbH has been accounted for as a reverse acquisition. As such, Aqua GmbH has been treated as the acquiring entity for accounting and financial reporting purposes. See Item 6, “Critical Accounting Policies.” As such, the financial statements attached to this Annual Report are presented as a continuation of the operations of Aqua GmbH, which was incorporated on May 13, 2004, and not our predecessor V G Tech, Inc.

Aqua Society GmbH

Aqua GmbH was founded as an organization with limited liability under the laws of Germany on May 13, 2004. Prior to its acquisition by us, Aqua GmbH was primarily engaged in organizational activities and had earned no revenues to that point.

Aqua GmbH was formed for the purpose of developing commercial applications for its three core technologies (collectively, the “Aqua Technologies”). These Aqua Technologies have been used to develop the Aquamission, Thermomobile and Thermomission products described below (collectively, the “Aqua Products”).

RECENT CORPORATE DEVELOPMENTS

In December 2005, we announced our intention to begin focusing on the marketing and licensing of our core processes and technologies in addition to our on going research and development efforts. As part of our strategy in this regard, in December 2005, we appointed Peter Lodestijn as our new President and Chief Executive Officer. Mr. Lodestijn has been a practicing lawyer in the Netherlands for the past 15 years, specializing in international licensing and intellectual property rights. Achim Stamm, our former President and Chief Executive Officer, will continue to act as our Secretary, Treasurer and Chief Financial Officer. We have verbally agreed to pay Mr. Lodestijn management services fees of EUR 20,000 per month (approximately $24,118 based on an exchange rate of $1.2059 per EUR). In addition, we anticipate granting to Mr. Lodestijn options to acquire shares of our common stock.

The following other significant corporate developments occurred during our fiscal year ended September 30, 2005:

1.

On October 15, 2004, we granted options to purchase up to 10,000,000 shares of our common stock at a price of $1.70 per share (the “Options”). The Options were granted to certain of our employees and consultants, including options to purchase 2,000,000 shares to Achim Stamm, our Chief Financial Officer, Treasurer and Secretary and a member of our Board of Directors, and options to purchase 1,000,000 shares to Dr. Erwin Oser. Dr. Oser was appointed to our Board of Directors on October 20, 2004, and was acting as one of our consultants at the time of the grant. The Options were granted pursuant to our 2004 Stock Incentive Plan and are exercisable for a period of 5 years from the date of the grant.

2.	On October 18, 2004, we raised $1,000,000 in equity financing by completing a private placement offering with an independent corporate investor.

3.

On October 20, 2004, Dr. Erwin Oser was appointed to our Board of Directors. In addition to his duties as a member of our Board of Directors, Dr. Oser is in charge of research and development for our Energy Technologies Department.

4.

In November, 2004, we announced that we had entered into a non-binding agreement in principle with WAT-membratec GmbH (“WAT”) to acquire a 25.1% interest in WAT for approximately EUR 300,000. We have ceased our negotiations with WAT and have no plans to re-explore this acquisition in the foreseeable future.

5.

In November, 2004, we received a request from Alstom Marine to submit a bid to supply and install an advanced waste water treatment facility onboard a 2,900 passenger cruise ship. Alstom Marine builds high added value ships such as cruise ships, high speed ferries and liquefied natural gas tankers. We are currently in the process of preparing our bid to be submitted to Alstom Marine. There is no assurance that the Company's bid will be accepted or that the parties will be able to reach an agreement for the provision of the Company's services.

6.

In December, 2004, we entered into a non-binding memorandum of understanding with Gulf Water Treatment Co. Ltd. ("GWT") to collaborate on the production of water treatment, filtration and desalination systems in the United Arab Emirates (the "UAE"). We were not able to reach an agreement with GWT with respect to the terms of a definitive agreement and have ceased negotiations. We have no plans to revisit the proposed collaboration with GWT.

7.

On December 6, 2004, we increased our authorized capital from 100,000,000 shares of common stock, with a par value of $0.001 per share, to 300,000,000 shares of common stock, with a par value of $0.001 per share.

8.

Effective December 10, 2004, we acquired a 33% interest in UFI-TEC GmbH (“UFI-TEC”) for EUR 25,565. UFI-TEC is a German company that develops and constructs membrane filtration systems for a variety of applications, including industrial sewage treatment, water purification and food, biotechnology and pharmaceutical processing. The acquisition of our interest in UFI-TEC has allowed us to develop a strategic alliance with a leader in membrane filtration technologies. For financial reporting purposes, we have written down our investment in UFI-TEC to its net realizable value of $1.00.

9.

In December, 2004, we received an order from BS Technik GmbH for 15 Thermomobile units at an aggregate price of EUR 164,283 (approximately $198,108 at an exchange rate of $1.2059 per EUR). In August of 2005, we reported that BS Technik had agreed to allow us to delay delivery of the Thermomobile units ordered by them. These units are currently under construction and are expected to be delivered sometime in 2006.

10.	On December 27, 2004, we amended and restated our Articles of Incorporation, changing our name to “Aqua Society, Inc.” to better reflect the current nature of our business operations.

11.

In January, 2005, we entered into an agreement with the State Ministry of Health and Population for the Ivory Coast (the "Ministry of Health") to conduct evaluations of the cold storage systems at various hospitals and healthcare facilities within the Ivory Coast and to provide them with estimates for repairing and upgrading those systems. Under the terms of this agreement, the fees and prices to be paid to the Company for providing its services and supplying equipment are to be negotiated between the Company and the individual hospitals and healthcare facilities. The Ministry of Health agreed to facilitate the introduction of the Company to those hospitals and health care facilities and to guarantee payment under any contracts negotiated with those facilities. As discussed below, in January of 2005, we reached an agreement with the National Centre of Blood Transfusion (ie. the national blood bank) for the Ivory Coast (the “CNTS”). However, because of the unstable political situation in the Ivory Coast, we have, for the time being, decided to suspend our business activities in that region. We will continue to monitor the Ivory Coast’s political situation and, should the political environment stabilize, we will revisit our plan of operation.

12.

Our first project under our agreement with the Ministry of Health for the Ivory Coast was to supply and install of cold storage equipment to the National Centre of Blood Transfusion (the national blood bank) for the Ivory Coast (the “CNTS”). In January of 2005, we successfully submitted a bid to the CNTS to develop an integrated refrigeration system for the storage and transportation of their blood supplies and have entered into a three year service agreement with the CNTS (the “CNTS Service Agreement”). In 2005, under the CNTS Service Agreement, we constructed two stationary refrigeration facilities and received payment of EUR 7,625 (approximately $9,194 based on an exchange rate of $1.2059 per EUR). As discussed below, because of the unstable political situation in the Ivory Coast, we have decided to suspend our activities in that region.

13.

In February, 2005, we delivered and installed three demonstration models of the Aquamission at various locations within the Persian Gulf. These units are currently operational, with the largest unit producing approximately 1,000 liters of drinking water per day.

14.

We have received an order from Refrigeraciones Kal-Tec Espana S.L., a Spanish company (“Kal- Tec”), for the purchase of one Aquamission unit at a price of EUR 562,000 (approximately $677,715 based on an exchange rate of $1.2059 per EUR). It is expected that Kal-Tec will not be acquiring the Aquamission for its own use but will seek to resell the unit to an end user in Spain. The order from Kal-Tec was scheduled to be delivered at the end of October, 2005. However, because Kal-Tec has requested that certain technical modifications be made to the Aquamission unit, delivery has been delayed and is expected to be made sometime in the Summer or Fall of 2006.

15.

In April, 2005, we opened an office in Berlin, Germany. By having a presence in Berlin, we hope to improve our ability to market our products and services to the governments of countries where our products and services would be most beneficial.

16.

In April, 2005, we reached a verbal agreement to become the exclusive distributor of a patented vacuum pump liquid purification system. We intend to market and distribute this product in connection with the water purification and waste water treatment services that we provide.

17.

In April, 2005, we signed a marketing and promotion agreement with agents in the United Arab Emirates. Pursuant to this agreement, the marketing agents were to seek to market and promote our Aquamission and Thermomobile products in the Persian Gulf. We agreed to pay the agents monthly fees totaling EUR 7,500 (approximately $9,044 based on an exchange rate of $1.2059 per EUR). We also agreed to pay a commission of 4% of the value of any financial commitments or transactions arising as a result of introductions made by the agents that occur during the six month term of the agreement, or the six months after such term has ended. The terms of this agreement have expired and we have chosen not to renew this agreement. No financial commitments or transactions have occurred as a result of the efforts of these agents.

18.

In June, 2005, we completed a private placement financing of $2,440,000. The financing was provided by two private corporate investors in exchange for 1,232,322 units at a price of $1.98 per unit. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $1.98 per share for a period of one year from the date the warrant was issued.

19.

At the end of June, 2005, we received a report from the Fraunhofer Institute for Environmental, Safety and Energy Technology UMSICHT confirming the validity of our Thermomission technology. According to the tests conducted by the Fraunhofer Institute, the Thermomission can successfully utilize low temperature waste heat at temperatures of less than 100°C to generate electricity. According to the report of the Fraunhofer Institute, under ideal conditions, the Thermomission, when used in conjunction with the Aquamission, can reduce outside electricity consumption of the Aquamission by up to 68%.

20.

In August, 2005, we received an order for one Thermomobile unit at a price of EUR 10,211 (approximately $12,313 based on an exchange rate of US $1.2059 per EUR) from a German company. This order was placed as a result of an exhibition we conducted in Duisberg, German. Delivery of this unit was made in October of 2005 and payment has been received.

21.

In September, 2005, we entered into an agreement with Technical Supplies Center, Ltd. (“TSC”), based in Sana’a Yemen, to act as our sales representative in Yemen. TSC will receive a commission of 7% of the sales price for any Thermomobile, Aquamission or Thermomission units sold as a result of their efforts. This agreement will expire in September, 2006.

22.

In October, 2005, Coca Cola India agreed to co-operate with us in conducting a feasibility study of our Aquamission technology at one of its production plants in Southern India. The plant has a daily input of approximately 300,000 to 500,000 liters of water. The data collected from the feasibility study will be used exclusively to prepare a pilot project proposal for Coca Cola India.

23.

In November, 2005, we announced the development of a new heat pump system that was sold in Brandenburg, Germany, to a global leader in food processing. The heat pump developed and installed by us acts as a supplementary system to increase the energy efficiency of the client’s baking process. We intend to test out applications for this new heat pump technology on a number of HVAC&R related applications.

BUSINESS SEGMENTS

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

Water Production and Purification

The efficient and sustainable utilization of the world's water resources requires the extraction of water from sources which are replenished by nature in a short time and the multiple use of water extracted. In this sector, our focus is to produce, purify and recycle potable water through the use of membrane and vacuum technologies. Our water experts have 20 years of experience in successfully designing, constructing and maintaining various water purification, water recycling and waste water treatment plants not only for research and development facilities of different German universities but also for industrial production plants, hospitals and military institutions in different parts of the world. Our hands on experience in successfully implementing international projects and the protection of know-how through patents and licenses by Aqua-society are decisive factors in the introduction of new technologies in the fields of water production, purification and recycling.

Energy

In all industrial countries, waste heat in the low-temperature range represents a widely unused potential energy source. According to a current market study on unused waste heat commissioned by us, in Germany alone, there is approximately 85,000 megawatts (MW) of technically exploitable waste heat energy in the 80°C to 260°C temperature range generated by industrial sources. Worldwide, the targeted use of low-temperature waste heat to generate electricity could make a significant contribution to the conservation of fossil fuel resources and the reduction of carbon dioxide emissions.

THE AQUA TECHNOLOGIES, PRODUCTS AND SERVICES

We own the rights to the following patented technologies:

Patent Number	Name
German Patent No. 101 29 047.0	Fully sintered heat exchangers in all possible geometric forms for all application purposes
German Patent No. DE 102 23 578 A1	Device for recovering used water
International Patent No. WO 01/753181 A3 and WO 01/753181 A2	Transportable cool box system technology

In addition, the following patent application filings were made during the fiscal year by our consultants:

Patent Number	Name
International Patent Application No. 2005/061858	Method for converting heat energy into mechanical energy with a low-pressure expansion device.
International Patent Application No. 2005/066466	Method and system for converting heat energy into mechanical energy.
International Patent Application No. 2005/061973	Method and system for increasing the temperature of a vaporous working medium.
International Patent Application No. 2005/066465	Method and installation for converting heat energy from refrigerating machines.
International Patent Application No. 2005/078243	Method and installation for converting thermal energy from fluids into mechanical energy.
International Patent Application No. 2005/061857	Device and method for converting heat energy into mechanical energy.

The costs of these patent applications were paid for by us and were filed for our benefit. We are currently in the process of preparing official documentation transferring title to these patent applications to us.

The above technologies form, in various combinations, the underlying basis for the three products we are currently developing.

The Aquamission:

The Aquamission utilizes a patented process to extract water from the surrounding atmosphere. Air is supplied to a refrigerated surface contained within the unit which then causes water in the air to condensate. The collected water is then passed through a treatment filter for purification. The result is potable water which meets the standards established by the World Health Organization’s Guidelines for Drinking-Water Quality. Aqua has built and tested prototypes of various sizes for the Aquamission. The smallest prototype, approximately 40cm x 40cm x 60cm in size, is, depending on humidity and temperature, capable of producing up to 24 liters of drinking quality water per day. The largest prototype, approximately 240 cm x 600 cm x 240 cm in size, is, depending on humidity and temperature, capable of producing up to 6,000 liters of drinking quality water per day.

We have completed the construction of four prototypes, three of which have been installed as demonstration models at various locations within the Persian Gulf. These demonstration models are currently operational and are being used for marketing purposes.

The Thermomobile:

The Thermomobile is a multi-purpose, self-contained, mobile refrigeration/heating unit designed to be loaded and transported onto a variety of large or small transport vehicles. The device utilizes the power supplied by the vehicle’s power system to keep the interior of the unit either cool or warm. The Thermomobile product does not require expensive modifications or permanent affixation to the transport vehicle allowing the vehicle to still be utilized as a non-refrigerated/heating transport. Technical development and testing of the Thermomobile has been completed and we are now in the process of developing the market for this product.

The Thermomission / Energymission:

The Thermomission was originally designed for use in the German coal mining industry where the energy demands of refrigeration processes are extremely high. The Thermomission is designed to improve the efficiency of cold storage facilities by converting waste heat expelled by the refrigeration unit into electricity. This electricity is then returned to the refrigeration unit, lowering the unit’s reliance on externally supplied electricity.

In August 2005, we received the results of the study completed by the Fraunhofer Institute for Environmental, Safety and Energy Technology UMSICHT regarding the viability of the Thermomission technology. Based upon tests conducted by them, the Fraunhofer Institute reported that the Thermomission was able to convert waste heat at temperatures of less than 100°C to generate usable electricity. The report stated that, under ideal conditions, when used in conjunction with the Aquamission, the external electricity consumption of the Aquamission could be reduced by up to 68%.

The Energymission is a new application that we are developing based on technologies developed for the Thermomission. The Energymission is being designed to convert the low temperature waste heat generated by industrial sources into usable electricity. In theory, it may also be possible for the Energymission to convert low temperature heat generated by hydrothermal, geothermal and solar sources into electricity.

The Energymission technology is currently in development.

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

RESEARCH AND DEVELOPMENT

During the past two fiscal years, we have spent approximately $1,400,000 on research and development activities. Subject to our ability to acquire additional financing, of which there is no assurance, we anticipate that we will continue to spend significant amounts on research and development over the next twelve months. It is expected that the majority of our research and development activities will be conducted by consultants hired by the Company.

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

Our corporate headquarters is located at Konrad-Adenauer Strasse 9-13, 95699 Herten, Germany and consists of approximately 1,200 square meters. We rent this facility at a cost of approximately EUR 6,690 per month (approximately $8,067 based on an exchange rate of $1.2059 per EUR). We also maintain a sales office located in Friedberg, Germany, which we rent at a cost of approximately EUR 680 per month (approximately $820 based on an exchange rate of $1.2059 per EUR) and an office in Berlin, Germany, which we rent at a cost of EUR 500 per month (approximately $609 based on an exchange rate of $1.2059 per EUR).

ITEM 3.	LEGAL PROCEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares are currently trading on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol AQAS. Our shares traded on the OTCBB under the stock symbol VGTE from August 24, 2004 to December 27, 2004 and were previously traded under the stock symbol VGTC from June 3, 2004 to August 23, 2004. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTCBB were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2004	N/A	N/A
2nd Quarter 2004	N/A	N/A
3rd Quarter 2004	N/A	N/A
4th Quarter 2004	$0.98	$0.23
1st Quarter 2005	$4.41	$1.30
2nd Quarter 2005	$2.95	$2.10
3rd Quarter 2005	$3.65	$1.50
4th Quarter 2005	$3.75	$1.72

The above quotations have been adjusted to reflect our 4-for-1 stock split effective August 24, 2004. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. As our shares did not trade on the OTCBB prior to June 3, 2004, no information is available for periods prior to that date and no trading activity information was available from the OTCBB for the third quarter of 2004.

Holders of Common Stock

As of December 29, 2005, we had fifteen (15) stockholders of record. In addition, we believe that there is a large number of stockholders who hold shares of our common stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

Recent Sales Of Unregistered Securities

All unregistered sales of our equity securities completed during our fiscal year ended September 30, 2005 have been previously reported in the Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K that we filed during that period.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

During the next twelve months, we intend to begin focusing on the marketing and development of our Aqua Products and Aqua Technologies as well as continuing with our research and development activities. Our plan of operation for this period involves the following:

1.	The Aquamission:

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

We have constructed four saleable demonstration models of the Aquamission of varying sizes. Three of these demonstration models have been delivered and installed at locations within the Persian Gulf and are currently operational. The largest of these demonstration models is currently producing approximately 1,000 liters of drinking water per day.

During the next few months, we will continue to seek potential purchasers for the Aquamission unit in the Persian Gulf. Our President, Secretary and Treasurer, Achim Stamm, travelled to Dubai in the United Arab Emirates at the end of March, 2005, to display the demonstration models and to meet with various parties interested in purchasing Aquamission units. In addition, during the first week of September, 2005, we attended the 1st Sana’a International Exhibition in Yemen (the “Sana’a Exhibition”). Our management had several promising discussions at the Sana’a Exhibition and we entered into a sales agency agreement with Technical Supplies Center, Ltd. (“TSC”), based in Yemen. However, we have not reached any agreements for the sale of Aquamission units or any of our other products or services in the region and there is no assurance that we will be able to reach such agreements in the future.

In addition to our efforts to market the product in the Persian Gulf, we are also currently seeking to market the product in southern Europe. We have received an order from Kal-Tec, a Spanish company, to deliver one Aquamission unit. It is expected that Kal-Tec will not be acquiring the Aquamission for its own use, but will seek to resell the unit to an end-user in Spain. Construction of the Aquamission unit to be delivered to Kal-Tec has begun at our facility in Herten, Germany. As a result of requests from Kal- Tec for technical modifications to the Aquamission unit ordered by them, delivery has been delayed until some time in the Summer or Fall of 2006.

2.	The Thermomobile:

Technical development and testing of the Thermomobile has been completed and we are now in the process of developing the market for this product. Throughout this process we will continue to evaluate and improve the Thermomobile to increase its commercial appeal and marketability.

We are pleased to report that, in the fall of 2005, we completed our first sale of a Thermomobile unit, which was installed onto a Mercedes Sprinter van. The sale was made to a company located in Germany and was the direct result of an exhibition that we conducted in Duisberg, German in August, 2005. The sale was completed in October, 2005, after the completion of our fiscal year-end.

We have an ongoing agreement with BS Technik GmbH for the delivery of 15 Thermomobile units of varying sizes. In August of 2005, we reported that BS Technik had agreed to allows us to delay delivery of the Thermomobile units ordered by them. These units are currently under construction and are expected to be delivered sometime in 2006.

Although we have an agreement (the “Ivory Coast Agreement”) with the State Ministry of Health and Population for the Ivory Coast (the “Ministry of Health”) to conduct evaluations of cold storage systems and to provide them with estimates for the supply of Thermomobile units, due to ongoing political instability, we have determined not to continue our operations in the Ivory Coast at this time. Over the next twelve months, we intend to monitor political developments within the region. We will reevaluate our decision should the political situation in the Ivory Coast stabilize in the future.

Under the Ivory Coast Agreement, the fees and prices to be paid for providing our services and supplying them with equipment are to be negotiated by us with the individual health care facilities. The first project undertaken by us under the Ivory Coast Agreement was to supply and install cold storage equipment, including Thermomobile units, to the National Centre of Blood Transfusion (the “CNTS”). We completed the construction of two stationary refrigeration houses and received payment in September, 2005. We had previously reported that the CNTS had ordered two Thermomobile units that were to have been delivered in September, 2005. However, as discussed above, we have suspended our business relationships in the Ivory Coast and have no current plans to deliver the ordered units to the CNTS.

3.	The Thermomission and Energymission:

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

We are currently in discussions with an independent group to conduct a joint project to explore the possibilities associated with adapting the Thermomission/Energymission technology for use on biogas electrical systems. Biogas systems utilize the gas, typically methane, produced by the decomposition of organic materials to generate electricity. It is hoped that our Thermomission/Energymission technology can enhance biogas systems by converting heat exhausted by the system into electricity. Negotiations are ongoing and there are no assurances that we will enter into any definitive agreements with respect to this project.

During the next twelve months, we also intend to continue to work on refining our technical designs for the Thermomission and Energymission.

4.	Consulting Services:

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

We anticipate spending approximately $2,000,000 in pursuing our plan of operation over the next twelve months. Currently, we have a working capital surplus of $1,453,074, which is insufficient to allow us to meet our current commitments and to complete our plan of operation for the next twelve months. In addition, we do not expect our business to achieve profitability in the near future as we expect to continue to incur substantial product development, marketing and operating expenses. We are likely to need substantial additional financing in order to implement our long term business strategy and plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing is not expected to be available at this stage of our business.

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

Summary

	Year Ended September 30
			Percentage
	2005	2004	Increase / (Decrease)
Revenue	$896,535	$--	100%
Cost of Goods Sold	791,302	--	100%
General and Administrative Expenses	(25,793,089)	(67,448)	38,141.4%
Write Down of Investment and Loan	(99,702)	--	100%
Foreign Currency Adjustment	89,594	(997)	9,086.4%
Net Comprehensive Loss	$(25,697,964)	$(68,445)	37,445.4%

Revenues

During the third and fourth quarters of our fiscal year, we earned revenues from our operations for the first time. These revenues were generated primarily through our HVAC&R consulting activities and through the supply and sale of HVAC&R equipment to our customers. The majority of these services were provided to various mining operations and are the result of opportunities generated by Hubert Hamm, our lead consultant for research and development of HVAC&R technologies.

In October 2005, following the completion of our fiscal year-end, we completed the sale of one Thermomobile unit to a company based in Germany. In addition, we have an agreement with BS Technik to deliver 15 Thermomobile units for an aggregate price of EUR 164,283 (approximately $198,108, based on an exchange rate of $1.2059 per EUR). We had been scheduled to complete the delivery of these units to BS Technik sometime in 2005; however delivery of these units has been delayed. Delivery is now expected to be made sometime in the Summer or Fall of 2006.

We had previously reported that we had agreements with the Ministry of Health for the Ivory Coast and the CNTS for the provision of HVAC&R consulting services and the potential supply of Thermomobile units. However, due to political instability in the region, we have ceased our operations in the Ivory Coast and do not anticipate providing services or supplying products to that country in the near future. We will continue to monitor the political situation in the Ivory Coast and, should the political situation stabilize, we will reconsider our position.

We have received an order from Kal-Tec for one Aquamission unit at a price of EUR 562,000 (approximately $677,715 based on an exchange rate of $1.2059 per EUR). Delivery was originally scheduled to be made in the fourth quarter of our last fiscal year. However, at the request of Kal-Tec, we are making certain technical modifications to the unit ordered. Delivery is now expected to be made some time in the Summer or Fall of 2006.

General and Administrative Expenses

Our general and administrative expenses for the years ended September 30, 2005 and September 30, 2004 consisted of the following:

	Year Ended September 30
			Percentage
	2005	2004	Increase / (Decrease)
Accounting and audit fees	$154,626	$34,944	342.5%
Advertising and promotion	193,299	4,395	4,298.2%
Amortization	15,473	-	100%
Bad debts	33,398	-	100%
Bank charges and interest	29,890	-	100%
Consulting fees	250,518	-	100%
Development costs	1,371,251	-	100%
Legal fees	103,398	18,780	450.6%
Filing fees	7,554	992	661.5%
Management fees	527,976	-	100%
Office and miscellaneous	197,567	6,096	3,140.9%
Rent	117,222	-	100%
Salaries and benefits	197,006	-	100%
Stock-based compensation	22,480,000	-	100%
Transfer agent	6,400	-	100%
Travel	107,511	2,241	4,694.5%
Total General and Administrative Expenses	$25,793,089	$67,448	38,141.4%

Our general and administrative expenses for the year ended September 30, 2005 were significantly greater than our general and administrative expenses for the same period in 2004. This is largely a result of the fact that the majority of our activities in 2004 were organizational in nature, that, during the last fiscal year, our business and product development efforts increased substantially, and that we were required to recognize an expense of $22,480,000 on account of non-cash, stock-based compensation granted by us during the year.

Amounts recognized on account of stock-based compensation represent the fair value of options granted by us during the year under our 2004 Stock Incentive Plan. The fair value of the options is calculated in accordance with the Black-Scholes option-pricing model. The amounts expensed are recorded on our balance sheet as additional paid-in capital.

Management fees in the amount of $527,976 include amounts charged under a management consulting contract with Stamm & Lang Rechtsanwalte, a German law firm of which Achim Stamm, our, Secretary, Treasurer and Chief Financial Officer, and a member of our Board of Directors, is a partner, and amounts charged under a management consulting contract with Hubert Hamm, the inventor of the technologies underlying our products and the lead consultant for research and development for Aqua GmbH’s HVAC&R department.

Advertising and promotion expenses represent amounts spent by us to increase our profile and develop markets for our products. Development costs represent amounts spent by us on research and development, and includes approximately $728,618 spent and charged to us by Dr. Oser, a member of one of our Board of Directors and the lead consultant for our Energy Technologies Department, and approximately $432,698 spent and charged to us by Hubert Hamm, our lead consultant in the areas of HVAC&R.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2005	At September 30, 2004	Increase / (Decrease)
Current Assets	$1,840,049	$62,900	2,825.4%
Current Liabilities	(386,975)	(225,989)	71.2%
Working Capital (Deficit)	$1,453,074	$(163,089)	991.0%

Cash Flows
	Year Ended September 30
	2005	2004
Cash Flows From (Used In) Operating Activities	$(3,976,048)	$(80,426)
Cash Flows From (Used In) Investing Activities	(425,022)	(5,988)
Cash Flows Provided By (Used In) Financing Activities	5,053,306	93,127
Net Increase (Decrease) In Cash During Period	$652,236	$6,713

As at September 30, 2005, we had cash of $658,949, accounts receivable of $732,618, inventory of $323,631, loans receivable of $60,212 and value added taxes receivable of $64,639.

The increase in our cash and working capital as compared to our previous fiscal year-end is largely the result of private placement financings obtained by us during the fiscal year for an aggregate of $3,440,000. We also received net loans during the period in the amount of $1,247,807. The remaining cash amounts received from financing activities were received in payment of the exercise price for options exercised during the year.

We expect that we will spend approximately $2,000,000 in pursuing our plan of operation during that period, however, because we are still in the development stage of our business, and because of our limited operating history, we are unable to accurately predict our working capital needs. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

(a)	our ability to commercially market our Thermomobile and Aquamission products;

(b)	our ability to develop commercially marketable Thermomission and Energymission products;

(c)	our ability to raise additional capital necessary to implement our business strategy and plan of operation;

(d)	our ability to compete with other existing technologies; and

(e)	the success of any marketing and promotional campaign which we conduct for our products once development is complete.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report.

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

Foreign Currency Translation

Our functional currency is United States dollars. Our subsidiary, Aqua GmbH, uses the Euro as its functional currency. Accordingly, assets and liabilities of Aqua GmbH are translated into US dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the Accumulated Other Comprehensive Gain/(Loss) account in Stockholders’ Equity.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in the Statement of Operations.

RISK FACTORS

Limited Operating History, Risks Of A New Business Venture

Our business has been in operation for less than two years. During this time, we have not been able to achieve profitable operations and there are no assurances that we will be able to do so in the future.

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

Our Product Development Program May Not Be Successful

We have completed the construction and initial testing of a prototype for our Thermomission/Energymission technology. Although the initial results of this test were favorable, we are still in the process of refining and testing this technology. In addition, although technical development of our Aquamission and Thermomobile technologies have been completed, we have ongoing efforts to refine and increase the marketability of those technologies.

Even if our development program for these products is successful, there is no assurance that we will be able to manufacture theses products at a reasonable cost. Even if we are able to manufacture these products at a reasonable cost, there is no assurance that the price of our products will not be excessive, precluding the product from generating sufficient consumer or market acceptance.

If We Are Unable To Achieve Market Acceptance For Our Products, We Will Be Unable To Build Our Business

To date, we have completed technical development of our Thermomobile and Aquamission products; however, we have received only a limited number of confirmed orders for these products. Our future success will depend upon the acceptance of the Thermomobile and Aquamission products, and other products that we develop, by the respective industries in which we intend to market those products. Achieving such acceptance will require significant investments in research and development and market development. Our technologies and products may not achieve widespread acceptance, which could limit our ability to develop and expand our business. The technologies upon which our products and services are based are relatively new and are evolving. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective clients about the uses and benefits of our products. If these efforts fail, or if our products do not achieve commercial acceptance, our business could be harmed.

Even If We Are Able To Develop A Commercial Market For Our Products, We May Not Have The Ability To Meet The Demand For Those Products

We intend to complete the construction of the Aquamission unit to be delivered to Kal-Tec and the Thermomobile units to be delivered to BS Technik GmbH at our facility located in Herten, Germany. However, the size of this facility is limited and, should we be able to develop a commercial market for these products, of which there is no assurance, we may not be able to manufacture these products at a rate that is quick enough to meet or sustain large scale market demand. We intend to seek supply contracts and/or joint venture/licensing agreements with independent manufacturing companies to manufacture our products on a large scale basis, however we have not yet entered into any such contracts or agreements and there is no assurance that we will be able to negotiate any such contracts or agreements.

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

Risks of International Business Operations

Although we are incorporated in the United States, the majority of our operating activities are conducted in Germany. Furthermore, we intend to target markets for our products in the Persian Gulf and other developing parts of the world, such as Africa. As such, a significant portion of our business depends upon our ability to establish and maintain successful relationships with businesses and governments located outside of the United States. If we are unable to establish and maintain such relationships, we may not be able to implement our business plan or plan of operations. In addition, we face risks related to conducting international business operations, including the risks of changing economic conditions and political instability, which could have a materially adverse affect on our business plan.

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

ITEM 7.	FINANCIAL STATEMENTS.

Index to Financial Statements:		Page

Audited financial statements as of September 30, 2005, including:

1.	Report of Independent Registered Accounting Firm;	F-2

2.	Consolidated Balance Sheets as of September 30, 2005 and 2004;	F-3

3.	Consolidated Statements of Operations for the year ended September 30, 2005 and for the period from May 13, 2004 (date of inception) to September 30, 2004;	F-4

4.	Statement of Stockholders’ Equity (Deficiency) from May 13, 2004 (date of inception) to September 30, 2005;	F-5

5.	Statements of Cash Flows for the year ended September 30, 2005 and for the period from May 13, 2004 (date of inception) to September 30, 2004; and	F-6

6.	Notes to the Financial Statements.	F-7

AQUA SOCIETY, INC.

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Aqua Society, Inc.

We have audited the accompanying consolidated balance sheets of Aqua Society, Inc. and subsidiary as of September 30, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficiency) for the year ended September 30, 2005 and the period May 13, 2004 (Date of Inception) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aqua Society, Inc. and subsidiaries as of September 30, 2005 and 2004 and the results of its operations and its cash flows for the year ended September 30, 2005 and the period May 13, 2004 (Date of Inception) to September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
January 6, 2006	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

AQUA SOCIETY, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2005 and 2004
(Stated in US Dollars)

	2005	2004
ASSETS
Current
Cash	$658,949	$6,713
Accounts receivable	732,618	-
Government value added tax receivable	64,639	8,841
Inventory	323,631	47,346
Loans receivable – Note 7	60,212	-

	1,840,049	62,900
Investment – Note 3	1	-
Patents – Note 4	192,782	25,056
Equipment – Note 5	95,712	6,269
Due from related party – Note 6	-	7,535

	$2,128,544	$101,760

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	$290,636	$99,194
Current portion of loans payable – Notes 6 and 8	96,339	126,795

	386,975	225,989
Loans payable – Notes 6 and 8	1,278,263	-

	1,665,238	225,989

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $0.001 par value – Notes 3, 9, 11, 12 and 13
300,000,000 shares authorized
115,771,988 shares issued and outstanding
(2004: 79,908,000)	115,773	79,908
Additional paid-in capital	26,308,690	25,056
Special warrants	-	34,000
Accumulated other comprehensive gain (loss)	88,597	(997)
Accumulated deficit	(26,049,754)	(262,196)

	463,306	(124,229)

	$2,128,544	$101,760

Nature and Continuance of Operations – Note 1
Commitments – Notes 9, 12 and 13
Subsequent Event – Note 13

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the year ended September 30, 2005 and
for the period May 13, 2004 (Date of Inception) to September 30, 2004
(Stated in US Dollars)

		May 13, 2004
		(Date of
		Inception)
		To
		September 30,
	2005	2004

Revenue	$896,535	$-
Less: Cost of goods sold	791,302	-

	105,233	-
General and administrative expenses:
Accounting and audit fees	154,626	34,944
Advertising and promotion	193,299	4,395
Amortization	15,473	-
Bad debts	33,398	-
Bank charges and interest	29,890	-
Consulting fees	250,518	-
Development costs -Note 6	1,371,251	-
Legal fees	103,398	18,780
Filing fees	7,554	992
Management fees -Note 6	527,976	-
Office and miscellaneous	197,567	6,096
Rent	117,222	-
Salaries and benefits	197,006	-
Stock-based compensation - Note 9	22,480,000	-
Transfer agent	6,400	-
Travel	107,511	2,241

	(25,793,089)	(67,448)

Net loss for the period before other item	(25,687,856)	(67,448)
Other item:
Write down of investment and loan -Note 3	(99,702)	-

Net loss for the period	(25,787,558)	(67,448)

Other comprehensive gain (loss)
Foreign currency adjustment	89,594	(997)

Comprehensive loss for the period	$(25,697,964)	$(68,445)

Basic loss per share	$(0.24)	(0.01)

Weighted average number of shares outstanding	108,443,125	11,532,230

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the year ended September 30, 2005 and
for the period May 13, 2004 (Date of Incorporation) to September 30, 2004
(Stated in US Dollars)

		May 13, 2004
		(Date of
		Inception)
		to
		September 30,
	2005	2004
Cash flows used in Operating Activities
Net loss for the period	$(25,787,558)	$(67,448)
Items not affecting cash:
Amortization	15,473	-
Stock-based compensation	22,480,000	-
Foreign currency adjustment	89,594	-
Write-down of investments	99,702	-
Changes in non-cash working capital items:
Accounts receivable	(732,618)	-
Government value added tax receivable	(55,798)	(8,841)
Inventory	(276,285)	(47,346)
Accounts payable and accrued liabilities	191,442	43,209
	(3,976,048)	(80,426)
Cash flows used in Investing Activities
Cash acquired from business acquisition	-	1,547
Investment	(99,703)	-
Patents and development costs	(167,726)	-
Due from related party	7,535	(7,535)
Capital asset purchases	(104,916)	-
Loans receivable	(60,212)	-
	(425,022)	(5,988)
Cash flows from Financing Activities
Issuance of common stock for cash	3,805,499	31,042
Loans payable	1,247,807	62,085
	5,053,306	93,127
Increase in cash during the period	652,236	6,713
Cash, beginning of the period	6,713	-
Cash, end of the period	$658,949	$6,713

Non-cash Transactions – Note 11

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period May 13, 2004 (Date of Inception) to September 30, 2005
(Stated in US Dollars)

	Common Stock					Accumulated
			Additional			Other
			Paid-in	Special Warrants		Comprehensive	Accumulated
	Number	Par Value	Capital	Number	Amount	Gain (Loss)	Deficit	Total

Capital stock issued for cash	1	$31,042	$-	-	$-	$-	$-	$31,042
Contribution of assets	-	-	25,056	-	-	-	-	25,056
Pursuant to the acquisition of Aqua
Society GmbH	10,000,000	10,000	-	34,000,000	34,000	-	-	44,000
Exchange of shares	(1)	(31,042)	-	-	-	-	-	(31,042)
Outstanding shares of Company
prior to acquisition	69,908,000	69,908	-	-	-	-	(194,748)	(124,840)
Unrealized loss on translation	-	-	-	-	-	(997)	-	(997)
Net loss for the period	-	-	-	-	-	-	(67,448)	(67,448)

Balance, September 30, 2004	79,908,000	79,908	25,056	34,000,000	34,000	(997)	(262,196)	(124,229)
Issued for cash:
Pursuant to private placement
– at $2.40	416,666	417	999,583	-	-	-	-	1,000,000
– at $1.98	1,232,322	1,233	2,438,766	-	-	-	-	2,439,999
Pursuant to exercise of options
– at $1.70	215,000	215	365,285	-	-	-	-	365,500
Conversion of special warrants	34,000,000	34,000	-	(34,000,000)	(34,000)	-	-	-
Stock-based compensation	-	-	22,480,000	-	-	-	-	22,480,000
Unrealized gain on translation	-	-	-	-	-	89,594	-	89,594
Net loss for the year	-	-	-	-	-	-	(25,787,558)	(25,787,558)

Balance, September 30, 2005	115,771,988	$115,773	$26,308,690	-	$-	$88,597	$(26,049,754)	$463,306

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

Effective September 22, 2004, Aqua Society, Inc. (the “Company) acquired 100% of the issued and outstanding stock of Aqua Society GmbH (“Aqua”), a German limited liability company that is in the business of designing and developing technologies for application, and providing related consulting services, in the areas of heating, ventilation, air conditioning, refrigeration, water purification and waste water management. Effective December 27, 2004, the Company changed its name to the Aqua Society, Inc from VG Tech, Inc.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain equity financing to continue operations and/or to generate profitable operations. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at September 30, 2005, the Company has yet to achieve profitable operations and has an accumulated deficit of $26,049,754 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company was incorporated in the state of Nevada, United States of America on March 2, 2000.

Note 2	Summary of Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are stated in US dollars except where disclosed. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

	a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aqua, a German limited liability company. All inter-company transactions have been eliminated.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) – Page 2

Note 2	Summary of Significant Accounting Policies - (cont’d)

b)	Equipment and Amortization

Equipment is recorded at cost. The Company provides for amortization on the following basis:

Computer equipment	30% declining balance
Furniture and fixtures	20% declining balance
Leasehold properties	4 years straight line
Office equipment	4 years straight line

c)	Inventory

Inventories are carried at the lower of cost and net realizable value. Cost is determined on a first-in-first-out basis.

d)	Impairment of Long-lived Assets

The Company reports the impairment of long-lived assets and certain intangibles in accordance with Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Certain long- lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, the impairment loss is recognized in the period it is determined.

e)	Patents and Amortization

Patents are recorded at cost. The Company provides for amortization of patents on the straight-line basis over their estimated economic lives. Patent applications are not amortized until the patents are awarded. For the year ended September 30, 2005, no amortization was recorded.

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

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

g)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, due from related party and accounts payable and accrued liabilities approximate their fair value due to the short maturity of such instruments. Loans payable also approximate their fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

The Company has operations in Germany and undertakes transactions in Euros. Consequently, some assets and liabilities are exposed to foreign currency fluctuations. As at September 30, 2005, cash of $579,841, accounts receivable of $732,618, accounts payable and accrued liabilities of $170,582 and loans payable of $1,374,602 denominated in Euros are included in these financial statements.

h)	Revenue Recognition and Accounts Receivable

The Company recognizes revenue from the sale of their product when the following criteria are met: persuasive evidence of an agreement exists, shipment has occurred, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Shipping and handling charges billed to customers are included in net revenue, and the related shipping and handling costs are included in cost of goods sold. The Company recognizes consulting revenue when the consulting service is provided.

Accounts receivable consists of receivables from customers. The Company does provide an allowance for doubtful accounts through periodic evaluations of the aging of accounts receivable.

i)	Income Taxes

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

j)	Basic Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) – Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

k)	Foreign Currency Translation

The Company’s functional currency is United States dollars. The Company’s subsidiary, Aqua, uses the Euro as its functional currency. Accordingly, assets and liabilities of Aqua are translated into US dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive gain (loss) account in Stockholders’ Equity.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in the Statement of Operations.

l)	Stock-based Compensation

The Company has elected to apply the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards (“FAS”) No. 123 “Accounting for Stock-Based Compensation” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with FAS 123.

m)	Comprehensive Loss

FAS No. 130 “Reporting Comprehensive Income”, has been adopted by the Company. The standard establishes guidelines for the reporting and display of comprehensive income and its components in consolidated financial statements. Comprehensive loss includes foreign currency translation adjustments.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) – Page 5

n)	New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued FAS 123R “Share-Based Payment”, a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share- based payment transactions. For small business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt FAS 123R on October 1, 2005. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the statement of operations, although it will have no impact on the overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 9 to the consolidated financial statements.

o)	Development Stage

The Company was a development stage company as defined in Statement of Financial Accounting Standards No. 7 as it was devoting substantially all of its efforts to establish a new business and planned principal operations had not commenced. Effective with the year ended September 30, 2005, the Company is no longer a development stage company as planned principal operations have commenced.

p)	Leases

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

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) – Page 6

Note 3	Business Acquisitions

By a share purchase agreement dated September 3, 2004 and approved on September 22, 2004, the Company acquired 100% of the issued and outstanding shares of Aqua, in consideration of the issuance of 10,000,000 shares of common stock and 34,000,000 special warrants of the Company. Each warrant was converted into one common share of the Company for no additional consideration upon the Company increasing its authorized capital stock to 200,000,000 common shares. As further consideration, the sole director and President of the Company transferred all of his 36,000,000 common shares of the Company to the vendor. Concurrent with the closing of the acquisition, the Company’s sole director and President resigned from his position and a new director, the managing director of Aqua, was appointed to the Board of the Company.

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

Aqua was incorporated as 21.HSCU GmbH on May 13, 2004 in Dusseldorf, Germany and changed its name on July 15, 2004 to Aqua Society GmbH.

The fair value of the net assets acquired are as follows:

Total assets	$20,778
Less: liabilities assumed	(98,319)

Net liabilities acquired	(77,541)
Cost of reverse takeover	(34,341)

Net deficiency	$(111,882)

For the purposes of this acquisition, the fair value of the net liabilities of the Company and the costs of the acquisition are ascribed to the 69,908,000 previously outstanding common shares of the Company deemed to be issued on the acquisition, and recorded as an increase to deficit.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) – Page 7

Note 3	Business Acquisitions – (cont’d)

Under reverse takeover accounting, the comparative figures are those of Aqua, the legal subsidiary. The consolidated statements of loss and deficit and cash flows for the period ended September 30, 2004, do not include the results of operations or cash flows of the legal parent, Aqua Society, Inc. for the period October 1, 2003 to September 22, 2004, the date of the reverse take-over transaction. Operations and cash flows of Aqua Society, Inc. for the period October 1, 2003 to September 22, 2004 were as follows:

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

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) – Page 8

Note 3	Business Acquisitions – (cont’d)

By an agreement dated November 30, 2004 and effective December 10, 2004, the Company acquired a 33% interest in UFI-Tech GmbH (“UFI”), a German limited company, in consideration of EUR25,565 (US$32,476). UFI develops and constructs membrane filtration systems for a variety of applications. During the year ended September 30, 2005, the Company wrote down the $32,476 investment and related loans receivable of $67,227 to their net realizable value of $1.

Note 4	Patents

Patents constitute patent applications and rights. Of these patents, $25,056 (2004: $25,056) were contributed by the founding shareholders of Aqua based at the transferor’s historical cost.

		2005
			Accumulated
		Cost	Amortization	Net

	Patents	$192,782	$-	$192,782

			2004
			Accumulated
		Cost	Amortization	Net

	Patents	$25,056	$-	$25,056

Note 5	Equipment
			2005
			Accumulated
		Cost	Amortization	Net

	Computer Equipment	$-	$-	$-
	Furniture and fixtures	-	-	-
	Leasehold improvements	43,172	7,195	35,977
	Office equipment	$64,164	$4,429	$59,735

		$107,336	$11,624	$95,712

			2004
			Accumulated
		Cost	Amortization	Net

	Computer equipment	$2,363	$877	$1,486
	Furniture and fixtures	9,969	5,186	4,783

		$12,332	$6,063	$6,269

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) – Page 9

Note 6	Related Party Transactions – Notes 9, 11, 12 and 13

The Company incurred management fees of $457,318 (2004: $Nil) charged by a law firm of which a director of the Company is a partner and a significant shareholder of the Company and development costs of $1,161,325 (2004: $Nil) charged by a director of the Company and a significant shareholder of the Company. These expenditures were measured by the exchange amounts that are the amounts agreed upon by the transacting parties.

The amount due from related party is due from a law firm of which a director of the Company is a partner. The amount due is in respect to expense advances paid on behalf of the law firm by Aqua.

Included in accounts payable and accrued liabilities is $20,916 (2004: $20,916) due to a director of the Company. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Included in loans payable is $1,122,076 (2004: $36,803) due to a law firm of which a director of the Company is a partner.

Note 7	Loans Receivable

The loan receivable bears interest at 7.5% per annum, is secured by tax refund entitlements and accounts receivable and is repayable within one year.

Note 8	Loans Payable – Note 6

Of the total outstanding at September 30, 2005, $1,278,263 (2004: $Nil) of the loans payable bear interest at 7.5% per annum, are secured by accounts receivable of Aqua and are repayable on or before December 31, 2006 and $96,339 (2004: $62,805) of loans payable bear interest of 7.5% per annum, are unsecured and are repayable within one year.

Note 9	Capital Stock – Notes 3, 11, 12 and 13

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

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) – Page 10

Note 9	Capital Stock – Notes 3, 11, 12 and 13 – (cont’d)

On December 6, 2004, the Company increased its authorized common stock to 300,000,000 common shares at $0.001 par value.

Commitments:

Share Purchase Options

The Company has a share purchase option plan, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers, consultants and employees. The exercise price of the options is determined by the fair market value of the shares at the closing price on the date of the grant.

On October 15, 2004, 10,000,000 share purchase options were granted of which 2,000,000 were granted to a director of the company.

A summary of the status of the stock option plan as of September 30, 2005 and changes during the period is presented below:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at September 30, 2004	-	-
Granted	10,000,000	$1.70
Exercised	(215,000)	$1.70

Options outstanding and exercisable at September 30, 2005	9,785,000	$1.70

At September 30, 2005, 9,785,000 share purchase options were outstanding to directors, employees and consultants entitling the holders thereof the right to purchase one common share of the Company at $1.70 per share for each option held. These share purchase options expire on October 15, 2009.

The stock options granted to consultants are marked to fair value, using the Black-Scholes option-pricing model, and are expensed over the vesting period through charges to the statements of operations and additional paid-in capital. Total stock-based compensation for stock options granted to consultants and non-employees recognized during the year ended September 30, 2005 was $22,480,000. This amount was recorded in the statements of operations as stock-based compensation and in the balance sheets as additional paid-in capital.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) – Page 11

Note 9	Capital Stock – Notes 3, 11, 12 and 13 – (cont’d)

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

Had compensation cost associated with directors’ and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

Year
Ended
September 30,
2005

Net loss for the year	$(25,787,558)
Pro forma compensation cost	(5,620,000)

Pro forma net loss for the year	$(31,407,558)

Pro forma net loss per share	$(0.29)

Share Purchase Warrants

As at September 30, 2005, a total of 1,648,988 share purchase warrants were outstanding of which 416,666 warrants entitle the holders thereof the right to purchase 416,666 common shares at $2.40 per share until October 18, 2006 and 1,232,322 warrants entitle the holders thereof the right to purchase 1,232,322 common shares at $1.98 per share until June 24, 2006.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) – Page 12

Note 10	Deferred Tax Assets

At September 30, 2005, the Company has incurred has accumulated non-capital losses in the United States totalling approximately $417,625 and non-capital losses in Germany totalling $3,103,790 which can be carried forward and applied against future taxable income. The losses in Germany may be carried forward indefinitely and the losses in the United States expire as follows:

2020	$39,365
2021	40,269
2023	48,734
2024	52,378
2025	236,879

$417,625

At September 30, 2005, the significant components of the Company’s future income tax assets are as follows:

Total
Deferred Tax Assets
Non-capital losses carryforward	$1,387,685
Valuation allowance for deferred tax asset	(1,387,685)

$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 11	Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period May 13, 2004 (date of inception) to September 30, 2004:

a)	Patents were transferred to Aqua by founding shareholders at historical costs totalling $25,056.

b)	The Company issued 10,000,000 common shares and 34,000,000 special warrants for the acquisition of Aqua.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) – Page 13

Note 11	Non-cash Transactions – (cont’d)

During the year ended September 30, 2005:

a)	The Company issued 34,000,000 common shares pursuant to the conversion of 34,000,000 special warrants for no additional consideration.

b)	The Company disposed of its computer equipment and furniture and fixtures as partial payment for a loan payable.

These transactions have been excluded from the statements of cash flows.

Note 12	Commitments – Note 13

	i)	Lease Contracts

a)

By four lease agreements dated September 30, 2004 and effective October 1, 2004, the Company entered into four lease contracts for the Company’s corporate head office. The leases require total payments of EUR6,690 (US$8,056) per month. Two of the leases are effective until May 31, 2007 and the other two are effective until December 31, 2007. The leases will be automatically extended every year unless cancelled with six months advance notice.

b)

By a lease agreement dated September 30, 2004 and effective October 1, 2004, the Company entered into a sales office lease. The lease requires payments of EUR680 (US$819) per month for a one-year term, and will be automatically extended every year unless cancelled with three months advance notice.

Minimum future lease payments

September 30,	2006	$106,980
	2007	80,960
	2008	12,144

		$200,084

ii)	Management/Consulting Contracts

a)

By a management consulting contract dated September 30, 2004 and effective October 1, 2004, with a significant shareholder of the Company, the Company agreed to pay EUR15,000 (US$ 18,064) per month for development, production and quality assurance services. This contract is for an unlimited term but may be terminated by either party with six months advance notice.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) – Page 14

Note 12	Commitments – Note 13 – (cont’d)

ii)	Management/Consulting Cotracts – (cont’d)

b)

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

c)

By a management consulting contract dated December 13, 2004 and effective October 1, 2004, the Company agreed to pay EUR15,000 (US$18,064) per month for management services to a law firm of which a director of the Company is a partner. Effective October 1, 2005, the contract was amended and the Company agreed to increase the payment for management services to EUR20,000 (US$24,085) per month. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

d)

By a management consulting contract dated and effective October 1, 2004, the Company agreed to pay EUR5,000 (US$6,021) per month for marketing and business development services. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

e)

By a marketing and promotion consulting agreement dated and effective April 18, 2005, the Company agreed to pay EUR7,500 (US$9,032) per month for a period of six months and a 4% commission on all financial arrangements provided by the consultants for up to twelve months.

f)

By a marketing and promotion consulting agreement dated and effective September 5, 2005, the Company agreed to pay a 7% commission and a 1% marketing allowance on all sales generated by the consultants for a period of one year.

Note 13	Subsequent Event

Subsequent to September 30, 2005, the Company entered into an agreement to pay EUR20,000 (US$ 24,085) per month and to grant an unspecified number of common stock options to the Company’s President and CEO for management services. The agreement is effective for an unlimited term but may be terminated by either party with six months advance notice. The exercise price of the options will be determined by the fair market value of the shares at the closing price on the date of the grant.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) – Page 15

Note 14	Economic Dependence and Financial Instruments Risk

a)	Economic dependence

During the periods ended certain individual customers each provided more than 10% of total revenues as follows:

	Year	Period
	Ended	Ended
	September 30,	September 30,
	2005	2004

Number of customers over 10%	1	0

Percentage per customer	71.7%	0.0%

b)	Credit risk

The Company provides credit to its clients in the normal course of operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses. For other debts, the Company estimates, on a continuing basis, the probable losses, and provides a provision for losses based on the estimated realizable value. As at the period-ends, certain individual customers each represented more than 10% of total accounts receivables as follows:

	September 30,	September 30,
	2005	2004

Number of customers over 10%	1	0

Percentage per customer	96.5	0.0%

c)	Foreign currency risk

The Company is exposed to fluctuations in foreign currencies through its operations in the United States and Germany. The Company monitors this exposure, but had no hedge positions at the period-ends.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) – Page 16

Note 15	Segmented Information

Geographic Information

The Company operates in one reportable operating segment, being the design and development of technologies for application, and providing related consulting services, in the areas of refrigeration, water purification and water waste management.

	Germany	United States.	Total
	$	$	$
Year ended September 30, 2005

Revenue	895,292	1,243	896,535
Net loss	(23,722,752)	(2,064,806)	(25,787,558)
Current assets	1,760,941	79,108	1,840,049
Long-term assets	288,495	-	288,495
Total assets	2,049,436	79,108	2,128,544

Period ended September 30, 2004

Revenue	-	-	-
Net loss	(48,698)	(18,750)	(67,448)
Current assets	61,353	1,547	62,900
Long-term assets	32,591	6,269	38,860
Total assets	93,944	7,816	101,760

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions with our company, and their biographical information.

Name of Director	Age	Position

Peter Lodestijn	51	Chief Executive Officer and President,

Achim Stamm	46	Chief Financial Officer, Secretary, Treasurer and Director

Erwin Oser	59	Director

PETER LODESTIJN. Dr. Lodestijn has been our President and Chief Executive Officer since December 13, 2005. Dr. Lodestijn has over 15 years of experience as a senior partner at a large law firm in the Netherlands, where he specialized in international licensing law and intellectual property rights.

ACHIM STAMM. Mr. Stamm has been a member of our Board of Directors and our Chief Financial Officer, Secretary and Treasurer since September 22, 2004. Mr. Stamm also acted as our President and Chief Executive Officer from September 22, 2004 to December 13, 2005. Mr. Stamm is the sole Managing Director of Aqua GmbH and is also Aqua GmbH’s Chief Executive Officer, Chief Financial Officer and principal legal advisor.

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

Since 1985, Dr. Oser has been the principal of Dr. Oser/Partner In Technik, a German based Management Consulting firm, that specializes in assisting their clients with the creation of efficient organization structures, product development and the introduction of new technologies. Dr. Oser received his Diploma in Physics and his Doctorate in Physical Chemistry from RWTH Aachen, in Germany. He also completed post graduate studies at RWTH Aachen where he obtained his certificate in Economics.

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

OTHER SIGNIFICANT EMPLOYEES AND CONSULTANTS

See Item 1, “Description of Business” under the heading “Employees.”

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, there were no Reporting Persons who failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our President, Treasurer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us for the last three fiscal years.

		Annual Compensation				Long Term Compensation
					Other
					Annual	Restricted		LTIP	All Other
		Year			Compen	Stock	Options/	payouts	Compen-
Name	Title	Ended	Salary	Bonus	-sation	Awarded	SARs (#)	($)	sation

Achim	Chief Executive	2005	Nil	Nil	Nil	Nil	2,000,000	Nil	Nil
Stamm(1)(2)	Officer, Chief	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	Financial Officer,	2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	President,
	Secretary, Treasurer
	& Director

Dr. Erwin	Director	2005	Nil	Nil	Nil	Nil	1,000,000	Nil	Nil
Oser		2004	N/A	N/A	N/A	N/A	N/A	N/A	N/A
		2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Steve	Former President,	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Livingston	Secretary, Treasurer	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	& Former Director	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Mr. Stamm resigned as our Chief Executive Officer and President on December 13, 2005. Mr. Stamm has retained the positions of Chief Financial Officer, Treasurer and Secretary, and continues to act on our Board of Directors.

(2)

Effective October 1, 2004, we entered into a management services agreement with Stamm & Lang Rechtsanwalte (“Stamm & Lang”), a German law firm of which Achim Stamm is a partner. This agreement calls for us to pay to Stamm & Lang fees in the amount of EUR 15,000 per month (approximately $18,089 based on an exchange rate of $1.2059 per EUR). See Item 12 “Certain Relationships and Related Transactions”.

Stock Option Grants

The following table sets forth information with respect to stock options granted to each of our directors and officers during our most recent fiscal year ended September 30, 2005:

OPTION / SAR GRANTS IN LAST FISCAL YEAR
INDIVIDUAL GRANTS
	Number of	% of Total
	Securities Underlying	Options Granted	Exercise Price
Name	Options Granted	to Employees	(per Share)	Expiration Date

Achim Stamm,	2,000,000	20%	$1.70	October 15, 2009
Chief Executive Officer,
Chief Financial Officer
President, Secretary,
Treasurer and Director

Erwin Oser,	1,000,000	10%	$1.70	October 15, 2009
Director

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended September 30, 2005:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FISCAL YEAR
FISCAL YEAR-END OPTION/SAR VALUES

Unexercised
	Common		Options at	Value of Unexercised In-The-
	Shares		Financial Year-End	Money Options/SARs at
	Acquired on	Value	(#) exercisable /	Financial Year-End ($)
Name	Exercise ($)	Realized ($)	unexercisable	exercisable / unexercisable

Achim Stamm,	Nil	N/A	2,000,000	$700,000(1)
President, Secretary,			(exercisable)	(exercisable)
Treasurer and Director

Erwin Oser,	Nil	N/A	1,000,000	$350,000(1)
Director			(exercisable)	(exercisable)

(1)	Based upon the difference between the closing price of our common stock of $2.05, as at our fiscal year- end of September 30, 2005, and the exercise price of the options granted.

Employment Contracts

We do not currently have any employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

We have verbally agreed to pay Peter Lodestijn, our new President and Chief Executive Officer, management services fees in the amount of EUR 20,000 per month (approximately $24,118 based on an exchange rate of $1.2059 per EUR). In addition, we anticipate granting to Mr. Lodestijn options to acquire shares of our common stock. We have not yet entered into a formal compensation agreement with Mr. Lodestijn and have not yet granted any options to Mr. Lodestijn.

Director Compensation Arrangements

We do not pay to our directors any salaries or consulting fees.

We have a management services agreement with Stamm & Lang Rechtsanwalte (“Stamm & Lang”), a German law firm of which Mr. Stamm is a partner. This agreement calls for us to pay to Stamm & Lang fees in the amount of EUR15,000 per month (approximately $18,088 based on an exchange rate of $1.2059 per EUR). See Item 12 “Certain Relationships and Related Transactions”.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 28, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our officers and directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)(5)
DIRECTORS AND OFFICERS
Common Stock	Peter Lodestijn President and Chief Executive Officer Jacq. Van Mourikpad 1 6586AK, Plasmolen, The Netherlands	Nil	N/A
Common Stock	Achim Stamm Director, Chief Financial Officer, Secretary and Treasurer Wilhelmstrasse 2, 61231 Bad Nauheim Germany	82,000,000(2) (direct and indirect)	69.6%
Common Stock	Erwin Oser Director Hansaring 145 – 147, 50670 Koln Germany	1,000,000(3) (direct)	0.9%
Common Stock	All Officers and Directors as a Group (3 persons)	83,000,000	69.9%
5% STOCKHOLDERS
Common Stock	Water-Capital-Holding Ltd.	80,000,000 (direct)	69.1%
Common Stock	Achim Stamm	82,000,000(2) (direct and indirect)	69.6%
Common Stock	Hubert Hamm	82,050,000(4) (direct and indirect)	69.6%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of December 28, 2005, we had 115,771,988 shares of common stock issued and outstanding.

(2)

The number of shares listed as beneficially owned by Mr. Stamm includes options to purchase 2,000,000 shares of our common stock exercisable at $1.70 per share owned directly by Mr. Stamm and 80,000,000 shares of our common stock owned by Water-Capital-Holding Ltd. (“Water”). The shares of our common stock owned by Water are listed as beneficially owned by Mr. Stamm by virtue of his 100% ownership interest in Water. As a director of Water and as Water’s sole shareholder, Mr. Stamm shares with Mr. Hamm the power to direct the voting and/or disposition of the shares owned by Water.

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

Changes in Control

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

EQUITY COMPENSATION PLAN INFORMATION AS AT SEPTEMBER 30, 2005
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A

EQUITY COMPENSATION PLAN INFORMATION AS AT SEPTEMBER 30, 2005
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

The exact terms of the options granted are contained in an option agreement between us and the person to whom such option is granted. Eligible employees are not required to pay anything to receive options. The exercise price for non-qualified stock options must be no less than 85% of the fair market value of the common stock on the date of grant. Fair market value is determined based on the average price of our common stock during the ten trading days prior to the date of grant. An option holder may exercise options from time to time, subject to vesting. Options will vest immediately upon death or disability of a participant and upon certain change of control events.

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

Stamm & Lang Rechtsanwalte

We are a party to a Management Consulting Contract with Stamm & Lang Rechtsanwalte (“Stamm & Lang”), a German law firm of which Achim Stamm, our President, Secretary and Treasuer and a member of our Board of Directors, is a partner. Under our contract with Stamm and Lang, Stamm & Lang will provide us with management services in exchange for fees in the amount of EUR 15,000 per month (approximately $18,089 based on an exchange rate of $1.2059 per EUR). Beginning October 1, 2005, the management services fees charged to us by Stamm and Lang have increased to EUR 20,000 per month (approximately $24,118 based on an exchange rate of $1.2059 per EUR). The contract is for an unlimited term and may be terminated by either party with six months advance notice.

In addition, as of September 30, 2005, we had outstanding loans payable to Stamm & Lang of $1,187,668. Interest is payable on these loans in the amount of 7.5% per annum and are secured by the accounts receivable of Aqua GmbH.

Hubert Hamm

As a director of Water-Capital-Holding Ltd. (“Water”), our principal stockholder, Hubert Hamm, may be considered to be a beneficial owner of the shares of our common stock held by Water. We have a consulting services agreement with Hubert Hamm, pursuant to which we pay Mr. Hamm consulting fees of EUR 15,000 per month (approximately $18,089 based on an exchange rate of $1.2059 per EUR) in exchange for Mr. Hamm’s services in acting as our lead consultant in the areas of HVAC&R.

ITEM 13.	EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State effective December 27, 2004.(4)

3.2	Bylaws, effective March 2, 2000.(1)

10.1	Share Purchase Agreement between Water-Capital-Holding Ltd., V G Tech, Inc., Aqua Society GmbH and Steve Livingston, dated for reference September 3, 2004.(2)

10.2	Agreement and Deed of Transfer between Water-Capital-Holding Ltd. and V G Tech, Inc. dated for reference September 22, 2004.(2)

10.3	Certified Translation of a Notarial Deed executed by Uwe Diestel and Aqua Society GmbH dated November 30, 2004 regarding the purchase and sale of an interest in UFI-TEC GmbH.(4)

10.4	2004 Stock Incentive Plan.(3)

10.5	Marketing & Promotion Agreement between Aqua Society GmbH, Sesam Business Consultancy and Moosa Abu Aisha.(5)

10.6	Management Consulting Contract between Aqua Society GmbH and Stamm & Lang Rechtsanwaelte, executed December 13, 2004.

10.7	Sales Agency Agreement between Aqua Society GmbH and Technical Supplies Center, Ltd. dated September 5, 2005.

14.1	Code of Ethics.(4)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on January 29, 2003, as amended.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2004.

(3)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on January 12, 2005.

(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on January 20, 2005.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on August 23, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended September 30, 2004 for professional services rendered by the principal accountant for the audit our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2005	Year Ended September 30, 2004
Audit Fees	$35,113	$7,816
Audit Related Fees	$2,023	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$37,136	$7,816

The $2,023 in audit related fees billed by our principal accountant during the year ended September 30, 2005 relates to the review by our principal accountant of the pro forma financial statements filed by us in connection with our acquisition of Aqua GmbH.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA SOCIETY, INC.

By:	/s/ Peter Lodestijn
PETER LODESTIJN
President and Chief Executive Officer
(Principal Executive Officer)

Date:	January 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Peter Lodestijn
PETER LODESTIJN
President and Chief Executive Officer
(Principal Executive Officer)

Date:	January 17, 2006

By:	/s/ Achim Stamm
ACHIM STAMM
Secretary, Treasurer and Chief Financial Officer
(Principal Accounting Officer)
Director

Date:	January 17, 2006

By:	/s/ Erwin Oser
ERWIN OSER
Director

Date:	January 17, 2006