Form 10KSB/A
period 2005-09-30
AQUA SOCIETY, INC.
filed 2006-02-03
CIK 1213111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

(Mark One)
☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended September 30, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-50163

AQUA SOCIETY, INC.
(Name of small business issuer in its charter)

NEVADA	52-2357931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Konrad - Adenauer Strasse 9-1
45699 Herten, Germany	________________
(Address of principal executive offices)	(Zip Code)

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

State issuer’s revenues for its most recent fiscal year: NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $63,674,138.64 based on a price of $1.78 per share, being the average of the bid and asked price of the Company’s common stock as of September 12, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 28, 2005, the Issuer had 115,771,988 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

EXPLANATORY NOTE

This Amendment Number One to the Registrant’s Annual Report on Form 10-KSB is being filed to:

(1)

include, as Exhibit 10.7, the Supplementary Agreement between Aqua Society GmbH and Stamm & Lang Rechtsanwaelte, dated September 30, 2005, amending the terms of the Management Consulting Agreement dated December 13, 2004;

(2)

include, as Exhibit 23.1, the consent of the Registrant’s auditors to the incorporation by reference, in the Registrant’s Form S-8 Registration Statement filed with the Securities and Exchange Commission on January 12, 2005, of the audit report dated January 6, 2006, relating to the Registrant’s September 30, 2005 financial statements; and

(3)

amend the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as reported on the cover sheet of the Registrant’s Annual Report, by changing the date upon which the average of the bid and ask price of the Registrant’s common stock is calculated to a date that is within 60 days prior to the Registrant’s year-end.

ITEM 13. EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State effective December 27, 2004.(4)

3.2	Bylaws, effective March 2, 2000.(1)

10.1	Share Purchase Agreement between Water-Capital-Holding Ltd., V G Tech, Inc., Aqua Society GmbH and Steve Livingston, dated for reference September 3, 2004.(2)

10.2	Agreement and Deed of Transfer between Water-Capital-Holding Ltd. and V G Tech, Inc. dated for reference September 22, 2004.(2)

10.3	Certified Translation of a Notarial Deed executed by Uwe Diestel and Aqua Society GmbH dated November 30, 2004 regarding the purchase and sale of an interest in UFI-TEC GmbH.(4)

10.4	2004 Stock Incentive Plan.(3)

10.5	Marketing & Promotion Agreement between Aqua Society GmbH, Sesam Business Consultancy and Moosa Abu Aisha.(5)

10.6	Management Consulting Contract between Aqua Society GmbH and Stamm & Lang Rechtsanwaelte, executed December 13, 2004.(6)

10.7	Supplementary Agreement between Aqua Society GmbH and Stamm & Lang Rechtsanwelte, dated September 30, 2005.

10.8	Sales Agency Agreement between Aqua Society GmbH and Technical Supplies Center, Ltd. dated September 5, 2005. (6)

14.1	Code of Ethics.(4)

23.1	Consent of Amisano Hanson, Independent Auditors.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on January 29, 2003, as amended.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2004.

(3)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on January 12, 2005.

(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on January 20, 2005.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on August 23, 2005.

(6)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on January 18, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA SOCIETY, INC.

By:	/s/ Petrus Lodestijn
PETRUS LODESTIJN
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 3, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Petrus Lodestijn
PETRUS LODESTIJN
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 3, 2006

By:	/s/ Achim Stamm
ACHIM STAMM
Secretary, Treasurer and Chief Financial Officer
(Principal Accounting Officer)
Director

Date:	February 3, 2006

By:	/s/ Erwin Oser
ERWIN OSER
Director

Date:	February 3, 2006