Form 10QSB
period 2005-12-31
AQUA SOCIETY, INC.
filed 2006-03-20
CIK 1213111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________________ to ________________

COMMISSION FILE NUMBER 000-50163

AQUA SOCIETY, INC.
(Name of small business issuer in its charter)

NEVADA	52-2357931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Konrad - Adenauer Strasse 9-13
45699 Herten, Germany	_______________
(Address of principal executive offices)	(Zip Code)

011-49-6031-791-760
Issuer's telephone number

NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 10, 2006, the Issuer had 116,932,948 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

AQUA SOCIETY, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(Stated in US Dollars)

 (Unaudited)

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
December 31, 2005 and September 30, 2005
(Stated in US Dollars)
(Unaudited)

	December 31,	September 30,
	2005	2005

ASSETS

Current
Cash	$182,118	$658,949
Accounts receivable	846,171	732,618
Government value added tax receivable	51,276	64,639
Inventory	308,484	323,631
Loans receivable – Note 6	63,640	60,212

	1,451,689	1,840,049
Investment – Note 4	1	1
Patents	180,587	192,782
Equipment	39,577	95,712

	$1,671,854	$2,128,544

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$811,253	$290,636
Current portion of loans payable – Notes 5 and 7	1,525,148	96,339

	2,336,401	386,975
Loans payable – Notes 5 and 7	-	1,278,263

	2,336,401	1,665,238

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $0.001 par value – Notes 8, 9, 10 and 11
300,000,000 shares authorized
115,771,988 shares issued and outstanding
(September 30, 2005: 115,771,988)	115,773	115,773
Additional paid-in capital	26,308,690	26,308,690
Accumulated other comprehensive gain	86,046	88,597
Accumulated deficit	(27,175,056)	(26,049,754)

	(664,547)	463,306

	$1,671,854	$2,128,544

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2005 and 2004
(Stated in US Dollars)
(Unaudited)

	2005	2004

Revenue	$782,242	$-
Less: cost of goods sold	593,010	-

	189,232	-
General and administrative expenses:
Accounting and audit fees	57,121	42,061
Advertising and promotion	58,187	15,430
Amortization	6,584	2,158
Bad debts	43,685	-
Bank charges and interest	85	324
Consulting fees	177,085	6,000
Development costs – Note 5	412,455	269,300
Filing fees	121	666
Interest expense	57,088	-
Legal fees – Note 5	36,264	40,133
Management fees – Note 5	124,857	116,610
Office and miscellaneous	66,274	24,521
Rent	28,917	-
Salaries and benefits	96,888	-
Stock-based compensation – Note 8	-	22,480,000
Transfer agent	815	4,032
Travel – Note 5	80,478	59,446

	(1,246,904)	(23,060,681)

Net loss for the period before other items	(1,057,672)	(23,060,681)
Other items:
Interest income	5,292	-
Write down of patents	(8,994)	-
Write down of investment and loan – Note 4	(63,928)	-

Net loss for the period	(1,125,302)	(23,060,681)

Other comprehensive gain (loss)
Foreign currency adjustment	(2,551)	35,268

Comprehensive loss for the period	$(1,127,853)	$(23,025,413)

Basic loss per share	$(0.01)	$(0.26)

Weighted average number of shares outstanding	115,771,988	89,482,275

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2005 and 2004
(Stated in US Dollars)
(Unaudited)

	2005	2004
Cash flows used in Operating Activities
Net loss for the period	$(1,125,302)	$(23,060,681)
Items not affecting cash:
Amortization	6,584	2,158
Stock-based compensation	-	22,480,000
Write-down of loan receivable	63,928	-
Write-down of patents	8,994	-
Changes in non-cash working capital items:
Accounts receivable	(126,415)	-
Government value added tax receivable	12,329	(77,938)
Inventory	9,748	(35,870)
Accounts payable and accrued liabilities	526,835	140,587

	(623,299)	(551,744)

Cash flows used in Investing Activities
Investment	-	(33,125)
Patents	-	(143,803)
Due from related party	-	(24,543)
Equipment disposal (purchases)	48,178	(47,286)
Increase in loans receivable	(68,388)	(316,243)

	(20,210)	(565,000)

Cash flows from Financing Activities
Issuance of common stock for cash	-	1,000,000
Increase in loans payable	174,408	104,605

	174,408	1,104,605

Effect of exchange rates on cash	(7,730)	12,943

Increase (decrease) in cash during the period	(476,831)	804

Cash, beginning of the period	658,949	6,713

Cash, end of the period	$182,118	$7,517

Non-cash Transaction – Note 9

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period May 13, 2004 (Date of Inception) to December 31, 2005
(Stated in US Dollars)
(Unaudited)

	Common Stock					Accumulated
			Additional			Other
			Paid-in	Special Warrants		Comprehensive	Accumulated
	Number	Par Value	Capital	Number	Amount	Gain (Loss)	Deficit	Total

Capital stock issued for cash	1	$31,042	$-	-	$-	$-	$-	$31,042
Contribution of assets	-	-	25,056	-	-	-	-	25,056
Pursuant to the acquisition of Aqua
Society GmbH	10,000,000	10,000	-	34,000,000	34,000	-	-	44,000
Exchange of shares	(1)	(31,042)	-	-	-	-	-	(31,042)
Outstanding shares of Company
prior to acquisition	69,908,000	69,908	-	-	-	-	(194,748)	(124,840)
Unrealized loss on translation	-	-	-	-	-	(997)	-	(997)
Net loss for the period	-	-	-	-	-	-	(67,448)	(67,448)

Balance, September 30, 2004	79,908,000	79,908	25,056	34,000,000	34,000	(997)	(262,196)	(124,229)
Issued for cash:
Pursuant to private placement
– at $2.40	416,666	417	999,583	-	-	-	-	1,000,000
– at $1.98	1,232,322	1,233	2,438,766	-	-	-	-	2,439,999
Pursuant to exercise of options
– at $1.70	215,000	215	365,285	-	-	-	-	365,500
Conversion of special warrants	34,000,000	34,000	-	(34,000,000)	(34,000)	-	-	-
Stock-based compensation	-	-	22,480,000	-	-	-	-	22,480,000
Unrealized gain on translation	-	-	-	-	-	89,594	-	89,594
Net loss for the year	-	-	-	-	-	-	(25,787,558)	(25,787,558)

Balance, September 30, 2005	115,771,988	$115,773	$26,308,690	-	$-	$88,597	$(26,049,754)	$463,306
Unrealized gain on translation	-	-	-	-	-	(2,551)	-	(2,551)
Net loss for the period	-	-	-	-	-	-	(1,125,302)	(1,125,302)

Balance, December 31, 2005	115,771,988	$115,773	$26,308,690	-	$-	$86,046	$(27,175,056)	$(665,547)

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2005 audited consolidated financial statements. Operating results from the period ended December 31, 2005 are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2005, the Company had not yet achieved profitable operations, has accumulated losses of $27,175,056 since its inception, has a working capital deficiency of $884,712 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Significant Accounting Policy - Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aqua Society GmbH, a German limited liability company. All inter- company transactions have been eliminated.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
December 31, 2005
(Stated in US Dollars)
(Unaudited)– Page 2

Note 4	Business Acquisition

By an agreement dated November 30, 2004 and effective December 10, 2004, the Company acquired a 33% interest in UFI-Tech GmbH (“UFI”), a German limited company, in consideration of EUR25,565 (US$32,476). During the year ended September 30, 2005, the Company wrote down the $32,476 investment and related loans receivable to their net realizable value of $1. During the three month period ended December 31, 2005, the Company wrote down an additional loan receivable of $63,928.

Note 5	Related Party Transactions – Notes 8 and 10

The Company incurred the following amounts charged by a law firm of which a director of the Company is a partner, a director of the Company and a significant shareholder of the Company. These expenditures were measured by the exchange amount which is the amount agreed upon by the transacting parties.

	Three months ended
	December 31,
	2005	2004

Development costs	$191,595	$-
Legal fees	26,073	-
Management fees	124,857	116,611
Travel	1,780	-

	$344,305	$116,611

Included in accounts payable and accrued liabilities is $20,916 (September 30, 2005: $20,916) due to a director of the Company, $51,220 (September 30, 2005: $Nil) due to a law firm of which a director of the Company is a partner and $28,245 (September 30, 2005: $Nil) due to a significant shareholder of the Company. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Included in loans payable is $1,288,772 (September 30, 2005: $1,187,668) due to a law firm of which a director of the Company is a partner.

Note 6	Loans Receivable

The loan receivable bears interest at 7.5% per annum, is secured by tax refund entitlements and accounts receivable and is repayable within one year.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
December 31, 2005
(Stated in US Dollars)
(Unaudited)– Page 3

Note 7	Loans Payable – Note 5

Of the total outstanding at December 31, 2005, $860,657 (September 30, 2005: $758,553) of the loans payable bear interest at 7.5% per annum, are secured by accounts receivable of Aqua Society GmbH and are repayable within one year and $664,491 (September 30, 2005: $640,380) bear no interest are secured by accounts receivable of Aqua Society GmbH and are repayable within one year.

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

A summary of the status of the stock option plan as of December 31, 2005 and changes during the period is presented below:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at September 30, 2004	-	-
Granted	10,000,000	$1.70
Exercised	(215,000)	$1.70

Options outstanding and exercisable at September 30, 2005
and December 31, 2005	9,785,000	$1.70

At December 31, 2005, 9,785,000 share purchase options were outstanding to directors, employees and consultants entitling the holders thereof the right to purchase one common share of the Company at $1.70 per share for each option held. These share purchase options expire on October 15, 2009.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
December 31, 2005
(Stated in US Dollars)
(Unaudited)– Page 4

Note 8	Capital Stock – Notes 9, 10 and 11 – (cont’d)

Commitments: – (cont’d)

Share Purchase Options – (cont’d)

Accordingly, using the Black-Scholes option pricing model, the stock options granted during the three months ended December 31, 2004 to consultants are marked to fair value through charges to the statements of operations and additional paid-in capital. Total stock-based compensation for stock options granted to consultants and non-employees recognized during the period ended December 31, 2004 was $22,480,000. This amount was recorded in the statements of operations as stock-based compensation and in the balance sheets as additional paid-in capital.

The Compensation charge associated with directors’ and employees’ options in the amount of $5,620,000 was not recognized in the financial statements, but included in the pro forma amounts below.

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

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
December 31, 2005
(Stated in US Dollars)
(Unaudited)– Page 5

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

Share Purchase Warrants

As at December 31, 2005, a total of 1,648,988 share purchase warrants were outstanding of which 416,666 warrants entitle the holders thereof the right to purchase 416,666 common shares at $2.40 per share until October 18, 2006 and 1,232,322 warrants entitle the holders thereof the right to purchase 1,232,322 common shares at $1.98 per share until June 24, 2006.

Note 9	Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the three months ended December 30, 2004, the Company issued 34,000,000 common shares pursuant to the conversion of 34,000,000 special warrants for no additional consideration.

This transaction has been excluded from the statements of cash flows.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
December 31, 2005
(Stated in US Dollars)
(Unaudited)– Page 6

Note 10	Commitments – Note 11

i)	Lease Contracts

a)

By four lease agreements dated September 30, 2004 and effective October 1, 2004, the Company entered into four lease contracts for the Company’s corporate head office. The leases require total payments of EUR6,690 (US$7,921) per month. Two of the leases are effective until May 31, 2007 and the other two are effective until December 31, 2007. The leases will be automatically extended every year unless cancelled with six months advance notice.

b)

By a lease agreement dated September 30, 2004 and effective October 1, 2004, the Company entered into a sales office lease. The lease requires payments of EUR680 (US$805) per month for a one-year term, and will be automatically extended every year unless cancelled with three months advance notice.

Minimum future lease payments

September 30, 2006	$78,534
2007	80,960
2008	12,144

$171,638

c)	By a lease agreement dated August 8, 2005, the Company entered into an auto lease. The lease requires payments of EUR 499 (US$819) per month until July 10, 2006.

Minimum future lease payments

September 30, 2006	$5,733

ii)	Management/Consulting Contracts

a)

By a management consulting contract dated September 30, 2004 and effective October 1, 2004, with a significant shareholder of the Company, the Company agreed to pay EUR15,000 (US$ 17,760) per month for development, production and quality assurance services. This contract is for an unlimited term but may be terminated by either party with six months advance notice.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
December 31, 2005
(Stated in US Dollars)
(Unaudited)– Page 7

Note 10	Commitments – Note 11 – (cont’d)

ii)	Management/Consulting Contracts – (cont’d)

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

c)

By a management consulting contract dated December 13, 2004 and effective October 1, 2004, the Company agreed to pay EUR15,000 (US$17,760) per month for management services to a law firm of which a director of the Company is a partner. Effective October 1, 2005, the contract was amended and the Company agreed to increase the payment for management services to EUR20,000 (US$23,679) per month. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

d)

By a management consulting contract dated and effective October 1, 2004, the Company agreed to pay EUR5,000 (US$5,920) per month for marketing and business development services. Effective October 1, 2005, the contract was amended and the Company agreed to increase the payment for marketing and business development services to EUR7,500 (US$8,880) per month. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

e)

By a management consulting contract dated and effective January 1, 2005, the Company agreed to pay EUR5,520 (US$6,536) per month for marketing, sales and distribution services. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

f)

By a management consulting contract dated and effective March 1, 2005, the Company agreed to pay EUR6,000 (US$7,104) per month for marketing, sales and distribution services. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

g)

By a marketing and promotion consulting contract dated and effective April 18, 2005, the Company agreed to pay EUR7,500 (US$8,880) per month for a period of six months and a 4% commission on all financial arrangements provided by the consultants for up to twelve months.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
December 31, 2005
(Stated in US Dollars)
(Unaudited)– Page 8

Note 10	Commitments – Note 11 – (cont’d)

ii)	Management/Consulting Contracts – (cont’d)

h)

By a marketing and promotion consulting contract dated and effective September 5, 2005, the Company agreed to pay a 7% commission and a 1% marketing allowance on all sales generated by the consultants for a period of one year.

i)

The Company entered into an agreement to pay EUR20,000 (US$24,085) per month and to grant an unspecified number of common stock options to the Company’s President and CEO for management services. The agreement is effective for an unlimited term but may be terminated by either party with six months advance notice. The exercise price of the options will be determined by the fair market value of the shares at the closing price on the date of the grant.

Note 11	Subsequent Events

i)	Subsequent to December 31, 2005, the Company agreed to pay EUR175,000 (US$207,199) plus production costs and value added tax for exclusive sponsorship of a major televised sporting event.

ii)

Subsequent to December 31, 2005, the Company executed stock subscription agreements for a private placement of 1,160,960 units consisting of one common share and one common share purchase warrant at $1.04 per unit for total proceeds received of $1,207,398. Each warrant entitles the holder the right to purchase one common share of the Company at $1.30 per share for a period of two years.

iii)

Subsequent to December 31, 2005, the Company received proceeds for an additional private placement of 1,245,375 consisting of one common share and one common share purchase warrant at $0.88 per unit for total proceeds received of $1,095,930.

Each warrant entitles the holder the right to purchase one common share of the Company at $1.10 per share for a period of two years.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended December 31, 2005 and changes in our financial condition from September 30, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended September 30, 2005.

Recent Corporate Developments

The following significant corporate developments have occurred since the end of our fiscal year on September 30, 2005:

1.

Effective December 13, 2005, we appointed Peter Lodestijn to act as our new President and Chief Executive Officer. Mr. Lodestijn has been a practicing lawyer in the Netherlands for the past 20 years, specializing in international distribution, licensing and intellectual property rights. The appointment of Mr. Lodestijn was made as part of our increased focus on the marketing and licensing of our core processes and technologies. Achim Stamm, our former President and Chief Executive Officer, continues to act as our Secretary, Treasurer and Chief Financial Officer and as a member of our Board of Directors.

2.

In February, 2005, we entered into an agreement with Sportfive GmbH & Co. KG, a sports management company representing heavyweight boxer Wladamir Klitschko, to act as a sponsor of the up coming heavyweight title fight between Mr. Klitschko and Chris Byrd. The fight is scheduled to take place on April 22, 2006 at the SAP Arena in Mannheim, Germany. Pursuant to our agreement with Sportfive, our logo is to appear at various places around the ring and on various merchandise related to the fight, including the floor and the four corners of the ring, the press kit, and a full page inclusion in the official magazine for the fight. In consideration for these rights, we have agreed to pay Sportfive EUR 175,000 (approximately $207,200) and related production costs, with VAT of 16% payable on both. Related production costs are expected to be approximately EUR 25,000, exclusive of VAT. As of the filing of this Quarterly Report, we had made an initial payment of EUR 125,000 (approximately $148,000) plus VAT of EUR 20,000 (approximately $23,680), with the remaining amount payable 5 days after the end of the fight and the receipt of appropriate invoicing. Production costs will be invoiced separately and are payable within 10 days after the receipt of an appropriate invoice.

3.

In February, 2005, we completed a private placement with two corporate investors of 1,160,960 units at a price of $1.04 per unit for total proceeds of $1,207,398 (approximately € 1,000,000). Each unit is comprised of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional share of the Company’s common stock at a price of $1.30 per share for a period of two years from the date of closing. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. We did not engage in a distribution of this offering in the United States. Each of the investors has represented that they were not US persons as defined in Regulation S, and have provided representations indicating that they were acquiring our securities for investment purposes only and not with a view towards distribution. No underwriting discounts or commissions were involved.

4.

We have received subscription proceeds for an additional private placement with a corporate investor for 1,245,375 units at a price of $0.88 per unit for total proceeds of $1,095,930 (approximately €900,000). Each unit will be comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $1.10 per share for a period of two years from the date of closing. We had previously announced that this private placement had been negotiated for 1,044,863 units at a subscription price of $1.04 per unit, with a share purchase warrant exercise price of $1.30 per share. The terms of this private placement were revised in order to reflect changes to the market price of our common stock and changes in foreign exchange rates. We have received the subscription proceeds from the investor and will issue the subscribed for units forthwith. This private placement will be completed pursuant to the provisions of Regulation S on the basis that the offering does not involve a distribution in the United States and that the investor is not a U.S. person as defined in Regulation S.

In addition, we had previously disclosed in our Annual Report for the year ended September 30, 2005 that we were in the process of formalizing the transfer to us of title to certain patent pending technologies. The inventors of these technologies (the “Inventors”) include Hubert Hamm, a managing director of our wholly owned subsidiary, Aqua Society GmbH, and Dr. Erwin Oser, a member of our Board of Directors. Transfer of title to the patent pending technologies has not yet occurred and we are currently in discussions with the Inventors regarding how to best structure the transfer of title and/or exclusive rights to these technologies.

THE AQUA BUSINESS

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

PLAN OF OPERATION

During the next twelve months, we intend to begin focusing on the marketing and development of our Aqua Products and Aqua Technologies as well as continuing with our research and development activities. As part of our ongoing marketing plans, we intend to incorporate a wholly owned subsidiary in the Netherlands, through which we will seek to promote all of our products to the “Benelux” countries (Belgium, the Netherlands and Luxemburg). Our plan of operation for this period involves the following:

1.	The Aquamission:

We have completed the technical development and testing of the Aquamission and we are currently in the process of developing the market for this product. We do not plan on conducting extensive research and development activities on the Aquamission over the next twelve months, although we will continue to evaluate the product and to seek ways of improving its marketability. We are currently in the process of upgrading the quality of the water produced by the Aquamission from mere “drinking water” to the taste of “mineral water.”

We intend to market the Aquamission primarily in geographic locations with high ambient temperatures and relative humidity but without readily available sources of fresh water, such as the Persian Gulf. We will also seek to enhance our brand recognition through various advertising efforts and to promote sales through business to business contacts.

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

As part of our marketing efforts, in December of 2005, we installed a Thermomobile unit onto a Ford Transit at no cost. This Thermomobile/Ford Transit unit is currently being used for marketing purposes as a demonstration model by a Ford dealer located in the region of Dusseldorf, Germany. In addition, we plan on marketing the Thermomobile to automotive leasing companies and automotive importers throughout Europe in an effort to generate sales and/or licensing opportunities for the Thermomobile.

We have an ongoing agreement with BS Technik GmbH for the delivery of 15 Thermomobile units of varying sizes. In August of 2005, we reported that BS Technik had agreed to allows us to delay delivery of the Thermomobile units ordered by them. These units are currently under construction and are expected to be delivered sometime in 2006.

3.	The Energymission (the “Yellow Box”):

Our research and development activities with respect to the Energymission (also referred to as the “Yellow Box” and formerly called the “Thermomission”) are ongoing. The Energymission currently works to effectively generate electricity from waste heat at temperatures of 100°C or higher. Over the next twelve months, we will attempt to optimize the Energymission to enable it to generate electricity from waste heat at temperatures lower than 100°C.

In addition to our ongoing research and development efforts on the Energymission, we will continue to work on developing the market for this product. We are currently focusing our efforts on developing contacts with manufacturers who generate significant amounts of waste heat in their manufacturing processes and/or who produce products that generate significant amounts of waste heat (such as automobile manufacturers).

We are also currently seeking strategic partnerships to adapt the Energymission for use on biogas electricity plants and on gas powered electricity generators used in mining facilities. Biogas systems utilize the gas, typically methane, produced by the decomposition of organic materials to generate electricity. It is hoped that our waste heat energy technologies can be used to enhance biogas and gas electricity systems by converting heat exhausted by these systems into electricity. As of the filing of this Quarterly Report, we had received an order for an Energymission unit to be installed on a block-type electricity generator powered by a biogas system. Delivery and installation of this unit is expected to be completed within the next three months.

4.	Consulting Services:

In addition to the above activities, we will continue to provide consulting services in the areas of HVAC&R, water purification and waste water treatment.

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

Due to the complexity and size of the cruise ship being designed by Alstom Marine, we expect them to take at least one year to finalize their blue prints and specifications. Once Alstom Marine finalizes the plans and specifications for the cruise ship, we plan on supplying them with a formal proposal. There are no assurances that any proposals submitted by us will be accepted by Alstom Marine or that we will be able to reach an agreement with them for the provision of our services.

We anticipate spending approximately $2,000,000 in pursuing our plan of operation over the next twelve months. As of December 31, 2005, the date of our most recently available financial statements, we had a working capital deficit of $884,712. However, in February, 2005, we completed a private placement for total proceeds of $1,207,398 and have received subscription proceeds for an additional private placement of $1,095,830. The subscribed for units with respect to this private placement will be issued forthwith. As such, we currently have enough working capital to meet our expected needs over the next twelve months. However, we have only recently begun to earn revenues and we do not expect to achieve profitability in the near future as we expect to continue to incur substantial product development, marketing and operating expenses. We are likely to continue to need substantial additional financing in order to implement our long term business plan. We expect that any additional financing that we obtain will likely be in the form of equity financing as substantial debt financing is not expected to be available to us at this stage of our business.

Our actual expenditures and business plan may differ from the one stated above. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005

Under generally accepted accounting principles, our financial results are reported as a continuation of the operations of Aqua GmbH, founded on May 13, 2004. See “Critical Accounting Policies”.

First Quarter Summary
	Three Months Ended December 31
			Percentage
	2005	2004	Increase / (Decrease)
Revenue	$782,242	--	100.0%
Cost of Goods Sold	(593,010)	--	100.0%
General and Administrative Expenses	(1,246,904)	(23,060,681)	(94.6)%
Other Items	(67,630)	--	100.0%
Foreign Currency Adjustment	(2,551)	35,268	(107.2)%
Net Comprehensive Loss	$(1,127,853)	$(23,025,413)	(95.1)%

Revenues

We have only recently begun to earn revenues from our operations and, as a result, we are unable to accurately forecast future revenues. Readers are cautioned that our past operating results may not be indicative of future performance.

The majority of the revenues that we earned during the three month period ended December 31, 2005, were earned from services that we provided in connection with optimizing the energy consumption of refrigerating plants used in mining and tunneling activities.

In addition, we have an agreement with BS Technik to deliver 15 Thermomobile units for an aggregate price of EUR 164,283 (approximately $194,511). We had been scheduled to complete the delivery of these units to BS Technik sometime in 2005; however delivery of these units has been delayed. Delivery is now expected to be made sometime in the Summer or Fall of 2006.

We have received an order from Kal-Tec for one Aquamission unit at a price of EUR 562,000 (approximately $665,408). Delivery was originally scheduled to be made in the fourth quarter of our last fiscal year. However, at the request of Kal-Tec, we are making certain technical modifications to the unit ordered. Delivery is now expected to be made some time in the Summer or Fall of 2006.

Although we still intend to deliver the ordered Thermomobile and Aquamission units to BS Technik and Kal-Tec respectively, we have experienced significant delays in the production and delivery of these units. Readers are cautioned that there exists a significant risk that we will not be able to complete delivery of the ordered units and, even if we are able to deliver the ordered units, because of the delays in delivery, there exists a risk that delivery of the units will not be accepted.

Operating Costs and Expenses

Our operating expenses for the quarterly period ended December 31, 2005 consisted of the following:

	Three Months Ended December 31
			Percentage
	2005	2004	Increase / (Decrease)
Accounting and audit fees	$57,121	42,061	35.8%
Advertising and promotion	58,187	15,430	277.1%
Amortization	6,584	2,158	205.1%
Bad debts	43,685	--	100.0%
Bank charges and interest	85	324	(73.8)%
Consulting fees	177,085	6,000	2,851.4%
Development costs	412,455	269,300	53.2%
Filing fees	121	666	(81.8)%
Interest expense	57,088	--	100.0%
Legal fees	36,264	40,133	(9.6)%
Management fees	124,857	116,610	7.1%
Office and miscellaneous	66,274	24,521	170.3%
Rent	28,917	--	100.0%
Salaries and benefits	96,888	--	100.0%
Stock-based compensation	--	22,480,000	(100.0)%
Transfer agent	815	4,032	(79.8)%
Travel	80,478	59,446	35.4%
Total General and Administrative Expenses	$1,246,904	$23,060,681	(94.6)%

The difference between our total general and administrative expenses for the three month periods ended December 31, 2005 and 2004 is largely attributable to the $22,480,000 we recorded in 2004 on account of stock based compensation. During the three month period ended December 31, 2004, we issued a total of 10,000,000 options pursuant to our 2004 Stock Incentive Plan. These options were recorded as stock based compensation at fair value, determined in accordance with the Black-Scholes option pricing model. Less stock based compensation, our general and administrative expenses for the three months ended December 31, 2004 totaled $580,681, being $666,223 (or 53.4%) less than our total general and administrative expenses for the period ended December 31, 2005.

The majority of our individual expense items increased significantly when compared to the same period in 2004. These increases are largely a result of our increased operations. We expect that our operating activities will continue to increase over the course of the current fiscal year as we intend to begin focusing on the marketing and licensing of our products and technologies. In addition, we expect that we will continue our ongoing research and development activities. As such, we expect that our operating expenses will also continue to increase at a significant rate.

Included in our development costs are $191,595 charged to us by a director of the Company. These amounts were incurred by the director while conducting research and development work on our products and technologies, and were reimbursed by us.

We also incurred management fees of $124,857 during the period ended December 31, 2004. The majority of these fees were for amounts charged under a management consulting contract with Stamm & Lang Rechtsanwalte, a German law firm of which Achim Stamm, our Chief Financial Officer, Secretary, Treasurer and one of our directors, is a partner. Also included in management fees are amounts charged under a management consulting contract with Hubert Hamm, an officer of Aqua GmbH, and the lead consultant for research and development for Aqua GmbH’s HVAC&R department.

We recognized bad debt expenses in the amount of $43,685 during the period, relating to amounts owing for services and products supplied by us. We also wrote down loans receivable of $63,928 from UFI-TEC GmbH, a company in which we currently own a 33% interest.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At December 31,	At September 30,	Increase /
	2005	2005	(Decrease)
Current Assets	$1,451,689	$1,840,049	(21.1)%
Current Liabilities	(2,336,401)	(386,975)	503.8%
Working Capital Surplus (Deficit)	$(884,712)	$1,453,074	(160.9)%

Our current liabilities as at December 31, 2005 consisted of $811,253 in accounts payable and accrued liabilities and $1,525,148 in loans payable. Included in loans payable is $1,288,772 payable to Stamm & Lang Rechtsanwalte, a law firm of which Achim Stamm is a partner.

Cash Flows
	Three Months Ended December 31
	2005	2004
Cash Flows used in Operating Activities	$(623,299)	$(551,744)
Cash Flows used in Investing Activities	(20,210)	(565,000)
Cash Flows from Financing Activities	174,408	1,104,605
Effects of Foreign Exchange Rates	(7,730)	12,943
Net Increase (decrease) in Cash During Period	$(476,831)	$804

As at December 31, 2005 we had cash of $182,118 and a working capital deficit of $884,712.

In February, 2005, we completed a private placement of 1,160,960 units at a price of $1.04 per unit for total proceeds of $1,207,398.40 (approximately EURO 1,000,000). In addition, we have received subscription proceeds for an additional private placement for 1,245,375 units, at a price of $0.88 per unit for total proceeds of $1,095,930 (approximately EUR 900,000).

We believe that we have sufficient capital to meet the expected costs of our current commitments and plan of operations for the next twelve months. However, we have only recently begun to earn revenues and we have not yet achieved profitability. We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial product development, marketing and operating expenses in implementing our plan of operation. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

  our ability to commercially market our Thermomobile and Aquamission products;

  our ability to develop a commercially marketable Thermomission product;

  our ability to raise additional capital necessary to implement our business strategy and plan of operation;

  our ability to compete with other existing technologies; and

  the success of any marketing and promotional campaign which we conduct for our products once development is complete.

The financial statements accompanying this Quarterly Report contemplate our continuation as a going concern. However, we have sustained substantial losses, have a limited operating history and are still in the development stage of our business. Additional funding will be necessary to continue the long term development and marketing of our products. We expect that any additional financing that we obtain will likely be in the form of equity financing as substantial debt financing is not expected to be available to us at this stage of our business.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the interim financial statements included in this Quarterly Report.

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

RISKS AND UNCERTAINTIES

Need For Financing

We currently have sufficient financial resources to meet the expected costs of our plan of operation and current liabilities over the next twelve months. However, we have not yet achieved profitability and we anticipate that we will continue to incur substantial losses in the foreseeable future. We are likely to continue to need substantial additional financing in order to implement our long term business plan. Other than the negotiated private placement discussed above, we currently do not have any financing arrangements in place and there is no assurance that we will be able to acquire sufficient financing on terms acceptable to us or at all. If financing is not available or obtainable, our ability to meet our financial obligations and pursue our long term business plan will be substantially limited and investors may lose a substantial portion or all of their investment

Limited Operating History, Risks Of A New Business Venture

We are still in the process of developing our business and we do not expect to achieve profitability in the near future. We have only recently begun to earn revenues. Readers are cautioned that our past results may not be indicative of future performance.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will ever achieve profitable operations.

Our Product Development Program May Not Be Successful

We have completed the construction and initial testing of a prototype for our Thermomission/Energymission technology. Although the initial results of this test were favorable, we are still in the process of refining and testing this technology. In addition, although technical development of our Aquamission and Thermomobile technologies have been completed, our efforts to refine and increase the marketability of those technologies are ongoing.

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

PART II - OTHER INFORMATION

ITEM 5.               OTHER INFORMATION

Unregistered Sales of Equity Securities

We have received subscription proceeds for a private placement with a corporate investor for 1,245,375 units at a price of $0.88 per unit for total proceeds of $1,095,930 (approximately €900,000). Each unit will be comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $1.10 per share for a period of two years from the date of closing. This private placement is being completed pursuant to the provisions of Regulation S on the basis that the offering does not involve a distribution in the United States and that the investor is not a US person as defined in Regulation S.

We had previously announced that this private placement had been negotiated for 1,044,863 units at a price of $1.04 per unit for total expected proceeds of $1,086,658 (approximately €900,000). Each unit was to have consisted of one share of our common stock and one share purchase warrant exercisable at a price of $1.30 per share for a period of two years from the date of closing. Due to delays in closing, the terms of this private placement were revised to reflect recent fluctuations in the market price of our common stock and in foreign exchange rates.

As of the date of filing of this Quarterly Report, the subscribed for units have not been issued, however they will be filed forthwith.

Regulation FD Disclosure

In addition, we had previously disclosed in our Annual Report for the year ended September 30, 2005 that we were in the process of formalizing the transfer to us of title to certain patent pending technologies. The inventors of these technologies (the “Inventors”) include Hubert Hamm, a managing director of our wholly owned subsidiary, Aqua Society GmbH, and Dr. Erwin Oser, a member of our Board of Directors. Transfer of title to the patent pending technologies has not yet occurred and we are currently in discussions with the Inventors regarding how to best structure the transfer of title and/or exclusive rights to these technologies.

ITEM 6.                EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State effective December 27, 2004.(4)

3.2	Bylaws, effective March 2, 2000.(1)

10.1	Share Purchase Agreement between Water-Capital-Holding Ltd., V G Tech, Inc., Aqua Society GmbH and Steve Livingston, dated for reference September 3, 2004.(2)

10.2	Agreement and Deed of Transfer between Water-Capital-Holding Ltd. and V G Tech, Inc. dated for reference September 22, 2004.(2)

Exhibit
Number	Description of Exhibit

10.3	Certified Translation of a Notarial Deed executed by Uwe Diestel and Aqua Society GmbH dated November 30, 2004 regarding the purchase and sale of an interest in UFI-TEC GmbH.(4)

10.4	2004 Stock Incentive Plan.(3)

10.5	Marketing & Promotion Agreement between Aqua Society GmbH, Sesam Business Consultancy and Moosa Abu Aisha.(5)

10.6	Management Consulting Contract between Aqua Society GmbH and Stamm & Lang Rechtsanwaelte, executed December 13, 2004.(6)

10.7	Supplementary Agreement between Aqua Society GmbH and Stamm & Lang Rechtsanwelte, dated September 30, 2005.(7)

10.8	Sales Agency Agreement between Aqua Society GmbH and Technical Supplies Center, Ltd. dated September 5, 2005. (6)

14.1	Code of Ethics.(4)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on January 29, 2003, as amended.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2004.
(3)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on January 12, 2005.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on January 20, 2005.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on August 23, 2005.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on January 18, 2006.
(7)	Filed as an exhibit to our Amended Annual Report on Form 10-KSB, filed with the SEC on February 3, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA SOCIETY, INC.

By:	/s/ Petrus Lodestijn
PETRUS LODESTIJN
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 18, 2006

By:	/s/ Achim Stamm
ACHIM STAMM
Secretary, Treasurer and Chief Financial Officer
(Principal Accounting Officer)
Director

Date:	March 20, 2006