Form 10QSB
period 2006-03-31
AQUA SOCIETY, INC.
filed 2006-06-23
CIK 1213111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2006

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-50163

AQUA SOCIETY, INC.
(Name of small business issuer in its charter)

NEVADA	52-2357931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Konrad - Adenauer Strasse 9-13
45699 Herten, Germany	___________________
(Address of principal executive offices)	(Zip Code)

011-49-6031-791-760
Issuer's telephone number

Not Applicable
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 20, 2006, the Issuer had 118,178,323 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

AQUA SOCIETY, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

 (Stated in US Dollars)

 (Unaudited)

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
March 31, 2006 and September 30, 2005
(Stated in US Dollars)
(Unaudited)

	March 31,	September 30,
	2006	2005

ASSETS

Current
Cash	$1,063,113	$658,949
Accounts receivable	929,708	732,618
Government value added tax receivable	291,067	64,639
Prepaid expense – Note 10(iv)	211,302	-
Inventory	338,742	323,631
Loans receivable – Note 6	66,032	60,212

	2,899,964	1,840,049

Investments – Note 4	1	1
Patents	184,163	192,782
Equipment	45,369	95,712

	$3,129,497	$2,128,544

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$1,069,188	$290,636
Current portion of loans payable – Notes 5 and 7	1,583,471	96,339

	2,652,659	386,975
Loans payable – Notes 7 and 7	-	1,278,263

	2,652,659	1,665,238

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value – Notes 8, 9, 10 and 11
300,000,000 shares authorized
116,932,948 shares issued and outstanding (September 30, 2005: 115,771,988)	116,934	115,773
Additional paid-in capital	27,514,927	26,308,690
Subscriptions	1,095,930	-
Accumulated other comprehensive gain	70,176	88,597
Accumulated deficit	(28,321,129)	(26,049,754)

	476,838	463,306

	$3,129,497	$2,128,544

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended March 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenue	$1,023,827	$-	$1,806,069	$-
Less: cost of goods sold	738,398	-	1,331,408	-

	285,429	-	474,661	-
General and administrative expenses:
Accounting and audit fees	74,870	29,838	131,991	71,899
Advertising and promotion	46,749	30,790	104,936	46,220
Amortization	11,263	3,118	17,847	5,276
Bad debts	16,022	-	59,707	-
Bank charges and interest	408	4,311	493	4,635
Consulting fees	68,867	59,721	245,952	65,721
Development costs – Note 5	480,259	239,802	892,714	509,102
Filing fees	1,846	5,785	1,967	6,451
Interest expense	42,262	-	99,350	-
Legal fees – Note 5	62,402	28,116	98,666	68,249
Management fees – Note 5	393,038	117,925	517,895	234,535
Office and miscellaneous	60,935	29,556	127,209	54,077
Rent	36,445	16,943	65,362	16,943
Salaries and benefits	116,568	31,731	213,456	31,731
Stock-based compensation – Note 8	-	-	-	22,480,000
Transfer agent	370	340	1,185	4,372
Travel – Note 5	20,226	13,077	100,704	72,523

	(1,432,530)	(611,053)	(2,679,434)	(23,671,734)

Net loss for the period before other items	(1,147,101)	(611,053)	(2,204,773)	(23,671,734)
Other items:
Interest income	1,822	-	7,114	-
Write down of patents	(97)	-	(9,091)	-
Write down of investment and loan – Note 4	(697)	-	(64,625)	-

Net loss for the period	(1,146,073)	(611,053)	(2,271,375)	(23,671,734)

Other comprehensive gain (loss)
Foreign currency adjustment	(15,870)	(13,720)	(18,421)	21,548

Comprehensive loss for the period	$(1,161,943)	$(624,773)	$(2,289,796)	$(23,650,186)

Basic loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.23)

Weighted average number of shares outstanding	116,416,966	114,338,544	116,090,933	101,773,836

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended March 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited)

	2006	2005

Cash flows used in Operating Activities
Net loss for the period	$(2,271,375)	$(23,671,734)
Items not affecting cash:
Amortization	17,847	5,276
Stock-based compensation	-	22,480,000
Write-down of patents	9,091	-
Write-down of loan receivable	64,625	-
Changes in non-cash working capital items:
Accounts receivable	(194,278)	-
Government value added tax receivable	(225,253)	(118,793)
Prepaid expense	(210,365)	-
Inventory	(14,188)	(142,108)
Accounts payable and accrued liabilities	774,486	225,567

	(2,049,410)	(1,221,792)

Cash flows used in Investing Activities
Investment	(15,327)	(33,497)
Cash acquired in investment in TMR GmbH	15,327	-
Patents	(97)	(173,821)
Due from related party	-	(30,230)
Equipment disposal (purchases)	32,526	(54,726)
Increase in loans receivable	(70,260)	(359,818)

	(37,831)	(652,092)

Cash flows from Financing Activities
Issuance of common stock for cash	1,207,398	1,073,100
Subscriptions	1,095,930	-
Increase in loans payable	204,307	799,503

	2,507,635	1,872,603

Effect of exchange rates on cash	(16,230)	20,798

Increase in cash during the period	404,164	19,517

Cash, beginning of the period	658,949	6,713

Cash, end of the period	$1,063,113	$26,230

Non-cash Transaction – Note 9

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period May 13, 2004 (Date of Inception) to March 31, 2006
(Stated in US Dollars)
(Unaudited )

	Common Stock						Accumulated
			Additional				Other
			Paid-in	Special Warrants			Comprehensive	Accumulated
	Number	Par Value	Capital	Number	Amount	Subscriptions	Gain (Loss)	Deficit	Total

Capital stock issued for cash	1	$31,042	$-	-	$-	$-	$-	$-	$31,042
Contribution of assets	-	-	25,056	-	-	-	-	-	25,056
Pursuant to the acquisition
of Aqua Society GmbH	10,000,000	10,000	-	34,000,000	34,000	-	-	-	44,000
Exchange of shares	(1)	(31,042)	-	-	-	-	-	-	(31,042)
Outstanding shares of Company
prior to acquisition	69,908,000	69,908	-	-	-	-	-	(194,748)	(124,840)
Unrealized loss on translation	-	-	-	-	-	-	(997)	-	(997)
Net loss for the period	-	-	-	-	-	-	-	(67,448)	(67,448)

Balance, September 30, 2004	79,908,000	79,908	25,056	34,000,000	34,000	-	(997)	(262,196)	(124,229)
Issued for cash:
Pursuant to private placement
- at $2.40	416,666	417	999,583	-	-	-	-	-	1,000,000
- at $1.98	1,232,322	1,233	2,438,766	-	-	-	-	-	2,439,999
Pursuant to exercise of options
- at $1.70	215,000	215	365,285	-	-	-	-	-	365,500
Conversion of special warrants	34,000,000	34,000	-	(34,000,000)	(34,000)	-	-	-	-
Stock-based compensation	-	-	22,480,000	-	-	-	-	-	22,480,000
Unrealized gain on translation	-	-	-	-	-	-	89,594	-	89,594
Net loss for the year	-	-	-	-	-	-	-	(25,787,558)	(25,787,558)

Balance, September 30, 2005	115,771,988	115,773	26,308,690	-	-	-	88,597	(26,049,754)	463,306
Pursuant to private placement
- at $1.04	1,160,960	1,161	1,206,237	-	-	-	-	-	1,207,398
Subscriptions	-	-	-	-	-	1,095,930	-	-	1,095,930
Unrealized gain on translation	-	-	-	-	-	-	(18,421)	-	(18,421)
Net loss for the period	-	-	-	-	-	-	-	(2,271,375)	(2,271,375)

Balance, March 31, 2006	116,932,948	$116,934	$27,514,927	-	$-	$1,095,930	$70,176	$(28,321,129)	$476,838

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $28,321,129 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Significant Accounting Policy - Consolidation

The consolidated financial statements include the accounts of the Company, its 51% interest in TMR GmbH, a German limited company, and its wholly owned subsidiary, Aqua Society GmbH, a German limited liability company. All inter-company transactions have been eliminated.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2006
(Stated in US Dollars)
(Unaudited)– Page 2

Note 4	Business Acquisition

i)	UFI Tech GmbH

By an agreement dated November 30, 2004 and effective December 10, 2004, the Company acquired a 33% interest in UFI-Tech GmbH (“UFI”), a German limited company, in consideration of EUR25,565 (US$32,476). During the year ended September 30, 2005, the Company wrote down the $32,476 investment and related loans receivable to their net realizable value of $1. During the six month period ended March 31, 2006, the Company wrote down an additional loan receivable of $64,625.

ii)

By an agreement dated February 18, 2006, the Company acquired a 51% interest in TMR GmbH, a German limited company, in consideration of EUR12,750 (US$15,395). TMR is involved in the development, installation, distribution and management of renewable resources. At the date of acquisition, TMR GmbH had no business, assets or liabilities.

Note 5	Related Party Transactions – Notes 8 and 10

The Company incurred the following amounts charged by a law firm of which a former director of the Company is a partner and directors of the Company:

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005

Development costs	$125,667	$-	$319,351	$-
Legal fees	29,992	-	56,349	-
Management fees	391,677	117,268	517,895	233,879
Travel	1,799	-	3,599	-

	$549,135	$117,268	$897,194	$233,879

Included in accounts payable and accrued liabilities is $20,916 (September 30, 2005: $20,916) due to a former director of the Company, $35,323 (September 30, 2005: $Nil) due to a law firm of which a former director of the Company is a partner and $103,367 (September 30, 2005: $Nil) due to directors of the Company. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Included in loans payable is $1,337,668 (September 30, 2005: $1,187,668) due to a law firm of which a former director of the Company is a partner.

Aqua  Society, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2006
(Stated in US Dollars)
(Unaudited)– Page 3

Note 6	Loans Receivable

The loan receivable bears interest at 7.5% per annum, is secured by tax refund entitlements and accounts receivable and is repayable within one year.

Note 7	Loans Payable – Note 5

Of the total outstanding at March 31, 2006, $905,822 (September 30, 2005: $758,553) of the loans payable bear interest at 7.5% per annum, are secured by accounts receivable of Aqua Society GmbH (the Company’s wholly-owned subsidiary) and are repayable within one year and $677,650 (September 30, 2005: $640,380) bear no interest, are secured by accounts receivable of Aqua Society GmbH and are repayable within one year.

Note 8	Capital Stock – Notes 9 and 10

On December 6, 2004, the Company increased its authorized common stock to 300,000,000 common shares at $0.001 par value.

Commitments:

Share Subscriptions

As at March 31, 2006, the Company had received proceeds of $1,095,930 pursuant to a private placement of 1,245,375 units at $0.88 consisting of one common share and one common share purchase warrant. Each warrant entitles the holder the right to purchase one common share of the Company at $1.10 per share for a period of two years. Subsequent to March 31, 2006, the Company received executed stock subscription agreements for 1,245,375 units at $0.88 per unit.

Share Purchase Options

The Company has a share purchase option plan, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers, consultants and employees. The exercise price of the options is determined by the fair market value of the shares at the closing price on the date of the grant.

A summary of the status of the stock option plan as of March 31, 2006 and changes during the period is presented below:

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2006
(Stated in US Dollars)
(Unaudited)– Page 4

Note 8	Capital Stock – Notes 9 and 10 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at September 30, 2004	-	-
Granted	10,000,000	$1.70
Exercised	(215,000)	$1.70

Options outstanding and exercisable at September 30, 2005
and March 31, 2006	9,785,000	$1.70

At March 31, 2006, 9,785,000 share purchase options were outstanding to directors, employees and consultants entitling the holders thereof the right to purchase one common share of the Company at $1.70 per share for each option held. These share purchase options expire on October 15, 2009.

Accordingly, using the Black-Scholes option pricing model, the stock options granted during the six months ended March 31, 2005, to consultants are marked to fair value through charges to the statements of operations and additional paid-in capital. Total stock-based compensation for stock options granted to consultants and non-employees recognized during the period ended March 31, 2005, was $22,480,000. This amount was recorded in the statements of operations as stock-based compensation and in the balance sheets as additional paid-in capital.

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

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2006
(Stated in US Dollars)
(Unaudited)– Page 5

Note 8	Capital Stock – Notes 9 and 10 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

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

Had compensation cost associated with directors’ and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

Six months
Ended
March 31,
2005

Comprehensive loss for the period	$(23,650,186)
Pro forma compensation cost	(5,620,000)

Pro forma net loss for the period	$(29,270,186)

Pro forma net loss per share	$(0.32)

Share Purchase Warrants

As at March 31, 2006, a total of 2,809,948 share purchase warrants were outstanding of which 416,666 warrants entitle the holders thereof the right to purchase 416,666 common shares at $2.40 per share until October 18, 2006, 1,232,322 warrants entitle the holders thereof the right to purchase 1,232,322 common shares at $1.98 per share until June 24, 2006 and 1,160,960 warrants entitle the holders thereof the right to purchase 1,160,960 common shares at $1.30 per share until February 23, 2008.

Note 9	Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the six months ended March 31, 2005, the Company issued 34,000,000 common shares pursuant to the conversion of 34,000,000 special warrants for no additional consideration.

This transaction has been excluded from the statements of cash flows.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2006
(Stated in US Dollars)
(Unaudited)– Page 6

Note 10	Commitments

i)	Lease Contracts

a)

By four lease agreements dated September 30, 2004 and effective October 1, 2004, the Company entered into four lease contracts for the Company’s corporate head office. The leases require total payments of EUR6,690 (US$8,078) per month. Two of the leases are effective until May 31, 2007 and the other two are effective until December 31, 2007. The leases will be automatically extended every year unless cancelled with six months advance notice.

b)

By a lease agreement dated September 30, 2004 and effective October 1, 2004, the Company entered into a sales office lease. The lease requires payments of EUR680 (US$821) per month for a one-year term, and will be automatically extended every year unless cancelled with three months advance notice.

Minimum future lease payments

September 30, 2006	$53,625
2007	81,165
2008	12,175

$146,965

c)	By a lease agreement dated August 8, 2005, the Company entered into an auto lease. The lease requires payments of EUR 499 (US$603) per month until July 10, 2006.

Minimum future lease payments

September 30, 2006	$2,412

ii)	Management/Consulting Contracts

a)

By a management consulting contract dated September 30, 2004 and effective October 1, 2004, with a director of the Company, the Company agreed to pay EUR15,000 (US$ 18,112) per month for development, production and quality assurance services. This contract is for an unlimited term but may be terminated by either party with six months advance notice.

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

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2006
(Stated in US Dollars)
(Unaudited)– Page 7

Note 10	Commitments – (cont’d)

ii)	Management/Consulting Contracts – (cont’d)

c)

By a management consulting contract dated and effective October 1, 2004, the Company agreed to pay EUR5,000 (US$6,037) per month for marketing and business development services. Effective October 1, 2005, the contract was amended and the Company agreed to increase the payment for marketing and business development services to EUR7,500 (US$9,056) per month. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

d)

By an agency agreement dated October 15, 2005, the Company agreed to pay EUR 4,000 (US$4,830) per month for agent services. The contract is for an unlimited term but may be terminated by either party with one months notice.

e)

By a management consulting contract dated and effective January 1, 2005, the Company agreed to pay EUR5,520 (US$6,665) per month for marketing, sales and distribution services. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

f)

By a management consulting contract dated and effective March 1, 2005, the Company agreed to pay EUR6,000 (US$7,245) per month for marketing, sales and distribution services. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

g)

By a marketing and promotion consulting contract dated and effective April 18, 2005, the Company agreed to pay EUR7,500 (US$9,056) per month for a period of six months and a 4% commission on all financial arrangements provided by the consultants for up to twelve months.

h)

By a marketing and promotion consulting contract dated and effective September 5, 2005, the Company agreed to pay a 7% commission and a 1% marketing allowance on all sales generated by the consultants for a period of one year.

i)

The Company entered into an agreement to pay EUR20,000 (US$ 24,149) per month and to grant an unspecified number of common stock options to the Company’s President and CEO for management services. The agreement is effective for an unlimited term but may be terminated by either party with six months advance notice. The exercise price of the options will be determined by the fair market value of the shares at the closing price on the date of the grant.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2006
(Stated in US Dollars)
(Unaudited)– Page 8

Note 10	Commitments – (cont’d)

iii)	Sponsorship Agreement

By an agreement dated February 2, 2006, the Company agreed to pay EUR 175,000 (US$ 211,302) plus production costs and value added tax for exclusive sponsorship of a major televised sporting event. The event took place in April 2006.

Note 11	Comparative Figures

Certain of the March 31, 2005, comparative figures have been reclassified to conform with the presentation used in the current period.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Aqua Society” mean Aqua Society, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six month period ended March 31, 2006 and changes in our financial condition from September 30, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended September 30, 2005.

Recent Corporate Developments

The following significant corporate developments have occurred since the end of first fiscal quarter on December 31, 2005:

1.

In February, 2006, we entered into an agreement with Sportfive GmbH & Co. KG, a sports management company representing heavyweight boxer, Wladamir Klitschko, to act as a sponsor of the heavyweight title fight between Mr. Klitschko and Chris Byrd. The fight took place on April 22, 2006 at the SAP Arena in Mannheim, Germany. Pursuant to our agreement with Sportfive, our logo appeared at various places around the ring and on various merchandise related to the fight, including the floor and the four corners of the ring, the press kit, and a full page inclusion in the official magazine for the fight. In consideration for these rights, we agreed to pay Sportfive EUR 175,000 (approximately $211,000) and related production costs of approximately EUR 64,000 (approximately $77,000), with VAT of 16% payable on both.

2.

In February, 2006, we completed a private placement with two corporate investors of 1,160,960 units at a price of $1.04 per unit for total proceeds of $1,207,398 (approximately EUR 1,000,000). Each unit is comprised of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional share of the Company’s common stock at a price of $1.30 per share for a period of two years from the date of closing. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. We did not engage in a distribution of this offering in the United States. Each of the investors has represented that they were not US persons as defined in Regulation S, and have provided representations indicating that they were acquiring our securities for investment purposes only and not with a view towards distribution. No underwriting discounts or commissions were involved.

3.

We have completed an additional private placement with a corporate investor for 1,245,375 units at a price of $0.88 per unit for total proceeds of $1,095,930 (approximately EUR 900,000). Each unit will be comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $1.10 per share for a period of two years from the date of closing. We had previously announced that this private placement had been negotiated for 1,044,863 units at a subscription price of $1.04 per unit, with a share purchase warrant exercise price of $1.30 per share. The terms of this private placement were revised in order to reflect changes to the market price of our common stock and changes in foreign exchange rates. The subscribed for units were issued effective June 8, 2006 pursuant to the provisions of Regulation S on the basis that the offering does not involve a distribution in the United States and that the investor is not a U.S. person as defined in Regulation S. No underwriting discounts or commissions were involved.

4.

In March, 2006, we received an order from Loick AG for a waste heat power generation system based on our Yellow Box product. Loick is a company based in Dorsten, Germany, that specializes in the development and production of renewable resource products such as bioplastics and biogas energy systems. The ordered unit is to be used to generate electricity from the waste heat generated by one of Loick’s existing biogas power generators. The biogas systems produced by Loick are used to supply electricity to the public grid in Germany. The price of the unit ordered is EUR 295,000 (approximately $356,000) and is payable in instalments, with the final instalment payable upon the successful installation of the ordered unit.

The unit ordered by Loick is to be customized to the particular biogas generator to which it will be installed. Loick is currently installing a new motor onto the biogas generator. As such, the design and construction of the ordered waste heat power generation system is being delayed until Loick has completed the installation of the new motor. Loick has informed us that they expect to complete the installation of this motor during the Summer of 2006. We have no control over Loick’s installation of this motor and, as a result, we can provide no assurances when construction of the unit ordered by Loick will begin. Once construction has begun, we expect that it will take us approximately 3 months to complete. However there are no assurances that we will be able to complete the construction of this unit within the expected time frame or that, once construction has been completed, that the unit will function as expected.

5.

Effective March 22, 2006, Achim Stamm resigned as our Chief Financial Officer, Secretary and Treasurer and as a member of our Board of Directors. Peter Lodestijn, our Chief Executive Officer and President, was appointed to fill the vacancies caused by Mr. Stamm’s resignation on an interim basis, until a permanent replacement can be found.

6.

In April, 2006, we announced that we had formed a joint venture with Loick AG and ODAS OHG, a company based in Dorsten, Germany, that specializes in the supply of plant based biomass raw materials. The joint venture entity, known as TMR GmbH, was formed to develop, build, distribute and manage renewable energy facilities. We own 51% of the joint venture entity, with Loick and ODAS each owning 23.5% of the joint venture entity. The remaining 2% is owned by an unrelated individual who has granted TMR the right to use certain technical processes that may be incorporated into its renewable energy facilities.

7.

In April, 2006, we announced that we had received an order from More Power Energie GmbH (“MPE”). MPE has ordered a combined heat and power plant that is to be used to convert the waste heat from a biogas power plant into electricity. MPE intends to connect the ordered unit to a biogas power plant owned by a third party operator. The price of the ordered unit is EUR 322,000 (approximately $389,000).

We are currently waiting for MPE to deliver specifications on the heat energy to be used by the ordered unit. Construction of the ordered unit will be delayed until we have received this information. Once construction has begun, we estimate that it will take approximately 3 months to complete, however there are no assurances that we will be able to complete the construction of this unit within this time frame. Even if we are able to complete the construction of the ordered unit, there are no assurances that, once installed, it will function as expected.

8.

In April, 2006, we announced that we had received an order to install Aquamision combined air- conditioning and drinking water supply systems to a residential complex to be constructed in Hyderabad, India by North East Developers and Real Estates (“North East Developers”). The Aquamissions to be supplied are also to be fitted with our Yellow Box products. The value of this order is expected to be approximately EUR 560,000 (approximately $676,000), however this amount is based upon quotations that we have provided to North East Developers and may not be indicative of any actual amounts realized as a result of this order. In particular, schematics of the residential complex have not been finalized and construction of the complex has not yet begun. North East Developers has tentatively scheduled construction to begin in January, 2007. However we have no control over the construction of the residential complex. As such, there is no assurance that the actual units to be delivered will be those set out in the order. In addition, payment will be dependent upon the successful installation of the units ordered. There are no assurances that we will be able to successfully install the ordered units, or that, once installed, those units will function as expected.

9.

In December, 2005, we had installed a Thermomobile unit onto a Ford Transit to be used for marketing purposes. We had been working with a Ford dealership in Dusseldorf, Germany to market the Thermomobile/Ford Transit in an effort to generate consumer sales of the Thermomobile. However, we were unable to reach an agreement with the Ford dealership on a consumer price for the unit. As such, we are no longer pursuing our co-operative efforts with the Ford dealership. We now intend to use the Thermomobile/Ford Transit unit as part of our marketing efforts in the Benelux countries.

We had previously disclosed in our Annual Report for the year ended September 30, 2005 that we were in the process of formalizing the transfer to us of title to certain patent pending technologies. The inventors of these technologies (the “Inventors”) include Hubert Hamm, a managing director of our wholly owned subsidiary, Aqua Society GmbH, and Dr. Erwin Oser, a member of our Board of Directors. Transfer of title to the patent pending technologies has not yet occurred and we are currently in negotiations with the Inventors regarding the transfer of rights to these patents.

PLAN OF OPERATION

During the next twelve months, we will focus (1) on the design and construction of the units ordered from us; (2) on further developing the market for our products; and (3) on continuing to develop and improve our products. Specifically, our plan of operation for the next twelve months involves the following:

1.

Design and Construction of Ordered Units: During the next twelve months, we will work on the design and construction of the waste heat power generation, Aquamission and Thermomobile units for which we have received orders:

(a)

With respect to the waste heat power generation units ordered by Loick and MPE, we are currently waiting for Loick and MPE to provide us with specifications for the biogas generators to which the ordered units are to be attached. Once we have received the necessary data from Loick and MPE, we expect that it will take us approximately three months to design and construct the ordered units. We expect to receive the necessary data from Loick and MPE sometime in the Summer of 2006, however, there are no assurances that they will deliver the necessary data to us when expected.

(b)

We do not expect to begin designing or constructing the combined Aquamission and Yellow Box units ordered by North East Developers in Hyderabad, India until at least early 2007. North East Developers is still in the process of finalizing schematics and plans for the planned residential complex in Hyderabad, India, with construction tentatively scheduled to begin in January, 2007. However, we have no control over the construction of the planned residential complex and we can provide no assurances that construction on the residential complex will begin when scheduled or at all.

(c)

In 2005, we received an order from Refrigeraciones Kal-Tec Espana S.L.. (“Kal-Tec”) for one Aquamission unit. Delivery of this unit was originally scheduled for the Fall of 2005, however due to delays in the delivery of necessary parts, we do not expect to be able to deliver the ordered unit until the Summer or Fall of 2006. There have been significant and ongoing delays in the construction and delivery of the Aquamission unit ordered by Kal-Tec and there are no assurances that we will be able to complete construction of the ordered unit within the time frame estimated. In addition, because of these delays, in the opinion of our management, there exists a substantial doubt that Kal-Tec will accept delivery of the ordered Aquamission even if construction is completed.

(d)

We have an agreement with BS Technik GmbH (“BS Technik”) for the delivery of 15 Thermomobile units of varying sizes. In August of 2005, we reported that BS Technik had agreed to allow us to delay delivery of the Thermomobile units ordered by them. These units are currently under construction and are expected to be delivered sometime in 2006. There have been significant and ongoing delays in the construction and delivery of the Thermomobile units ordered by BS Technik and there are no assurances that we will be able to complete construction of the ordered units within the estimated time frame. Because of these delays, even though BS Technik agreed in August of 2005 to allow us to delay delivery, in the opinion of our management, there exists a substantial doubt that BS Technik will continue to accept delivery of the ordered Thermomobile units even if construction is completed.

2.	Market Development Activities: Over the next twelve months we intend to do the following in an effort continue developing a market for our products and services:

(a)

We will continue to attempt to market the Aquamission combined air-conditioning and drinking water product in geographic locations with high ambient temperatures and relative humidity but without readily available sources of fresh water, such as the Persian Gulf and the Middle East. Three demonstration models of the Aquamission are currently on location in the Middle East. One of these models is currently out of order and will require repairs. Although these units have been on location in the Middle East since early 2005, we have not yet been successful in generating any sales through these demonstration models. We are currently seeking alternative venues to display these units.

We will continue to try and generate sales in the Middle East using these demonstration models. However we have no specific time frame for this and there are no assurances that we will be able to generate any sales in the Middle East. We have a fourth demonstration model that we intend to ship to India where we plan to conduct demonstrations of the Aquamission. We are currently in negotiations for the location at which the demonstration model will be installed.

(b)

We are currently building a show model Yellow Box unit. It is expected that this unit will be ready in August, 2006. Once construction is complete, we intend to hold a press conference at which we will conduct a demonstration of the Yellow Box for members of the media and industry representatives.

We hope to conduct this demonstration in September, 2006.

(c)

We are also in the process of setting up a wholly owned subsidiary in the Netherlands, through which we will seek to promote all of our products in the “Benelux” countries (Belgium, the Netherland and Luxemberg). The office for this subsidiary will be located in Zevenaar, near Arnhem in the east of the Netherlands.

In addition to these activities, we will also seek to increase brand awareness through various advertising activities and sponsorships. In April, 2006, we acted as a sponsor of the heavyweight title fight between Wladamir Klitschko and Chris Byrd. As a result, our brand name and logo were prominently displayed throughout the boxing match. We are currently exploring other advertising and sponsorship opportunities.

3.

Product Development Activities: During the next twelve months, we will also continue to work on further developing and improving our existing products in an effort to increase their marketability. As part of these efforts, we are attempting to develop and build renewable energy facilities that utilize our Yellow Box technology in combination with biogas power generators through TMR GmbH, our joint venture operation with Loick and ODAS OHG. We are currently working with Loick and ODAS to develop a business plan for TMR. No specific time frame has been set with respect to our plans for TMR.

With respect to our Aquamission product, we had previously been working to upgrade the taste of the water produced by the Aquamission to “mineral water” quality. However, we have re-assessed this project and we no longer intend to proceed with this development.

In addition to the above activities, we expect to continue to offer HVAC&R, water purification and waste water treatment consulting services. We had previously announced that we had received a request from Alstom Marine to submit a bid to supply and install an advanced waste water treatment facility onboard a passenger cruise ship. However, we have not received any correspondence from Alstom Marine in quite some time. As a result, we feel that it is questionable whether Alstom Marine is still interested in our services.

We anticipate spending approximately $2,000,000 in pursuing our plan of operation over the next twelve months. As of March 31, 2006, the date of our most recently available financial statements, we had a working capital surplus of $247,305. Currently, we do not have sufficient working capital to meet our expected needs over the next twelve months. Although we have recently begun to earn revenues, we have not yet earned a net profit and we do not expect to achieve profitability in the near future as we expect to continue to incur substantial product development, marketing and operating expenses. We are likely to continue to need substantial additional financing in order to implement our plan of operation. Our management expects that any additional financing that we obtain will likely be in the form of equity financing as our management does not expect sufficient debt financing to be available to us at this stage of our business.

Our actual expenditures and business plan may differ from the one stated above. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended March 31			Six Months Ended March 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$1,023,827	$--	n/a	$1,806,069	$--	n/a

Cost of
Goods Sold	(738,398)	--	n/a	(1,331,408)	--	n/a

General and
Administrative	(1,432,530)	(611,053)	134.4%	(2,679,434)	(23,671,734)	(88.7)%
Expenses

Other Items	1,028	--	n/a	(66,602)	--	n/a

Net Loss	$(1,146,073)	$(611,053)	87.6%	$(2,271,375)	$(23,671,734)	(90.4)%

Revenues

We have only recently begun to earn revenues from our operations and, as a result, we are unable to accurately forecast future revenues. Readers are cautioned that our past operating results may not be indicative of future performance.

The majority of the revenues that we earned during the six month period ended March 31, 2006 were earned from services that we provided in connection with HVAC&R and energy optimizing activities in respect of refrigerating plants used in mining and tunneling activities.

Although we have received orders for our Thermomobile, Aquamission and Yellow Box products, we have not yet earned any revenues from the sale of those products.

Operating Costs and Expenses

Our operating expenses for the quarterly period ended March 31, 2006 consisted of the following:

	Second Quarter Ended March 31			Six Months Ended March 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Accounting and audit fees	$74,870	$29,838	150.9%	$131,991	$71,899	83.6%
Advertising and promotion	46,749	30,790	51.8%	104,936	46,220	127.0%
Amortization	11,263	3,118	261.2%	17,847	5,276	238.3%
Bad debts	16,022	--	n/a	59,707	--	n/a
Bank charges and interest	408	4,311	(90.5)%	493	4,635	(89.4)%
Consulting fees	68,867	59,721	15.3%	245,952	65,721	274.2%
Development costs	480,259	239,802	100.3%	892,714	509,102	75.4%
Filing fees	1,846	5,785	(68.1)%	1,967	6,451	(69.5)%
Interest expense	42,262	--	n/a	99,350	--	n/a
Legal fees	62,402	28,116	121.9%	98,666	68,249	44.6%
Management fees	393,038	117,925	233.3%	517,895	234,535	120.8%
Office and miscellaneous	60,935	29,556	106.2%	127,209	54,077	135.2%
Rent	36,445	16,943	115.1%	65,362	16,943	285.8%
Salaries and benefits	116,568	31,731	267.4%	213,456	31,731	572.7%
Stock-based compensation	--	--	n/a	--	22,480,000	n/a
Transfer agent	370	340	8.8%	1,185	4,372	(72.9)%
Travel	20,226	13,077	54.7%	100,704	72,523	38.9%
Total General and
Administrative Expenses	$1,432,530	$611,053	134.4%	$2,679,434	$23,671,734	(88.7)%

The difference between our total general and administrative expenses for the six month periods ended March 31, 2006 and 2005 is largely attributable to the $22,480,000 we recorded in 2004 on account of stock based compensation. During the six month period ended March 31, 2005, we issued a total of 10,000,000 options pursuant to our 2004 Stock Incentive Plan. These options were recorded as stock based compensation at fair value, determined in accordance with the Black-Scholes option pricing model. Less stock based compensation, our general and administrative expenses for the six months ended March 31, 2005 totaled $1,191,734, being $1,487,700 less than our total general and administrative expenses for the six month period ended March 31, 2006.

The majority of our individual expense items increased significantly when compared to the same period in 2005. These increases are largely a result of our increased operations. We expect that our operating activities will continue to increase over the course of the current fiscal year as we intend to begin focusing on the marketing and licensing of our products and technologies. In addition, we expect that we will continue our ongoing research and development activities. As such, we expect that our operating expenses will also continue to increase at a significant rate.

Included in development costs for the six months ended March 31, 2006 is $319,351 charged to us by a director of the Company. These amounts were incurred by the director while conducting research and development work on our products and technologies, and were reimbursed by us.

We also incurred management fees of $517,895 during the six months ended March 31, 2006. The majority of these fees were for amounts charged under a management consulting contract with Stamm & Lang Rechtsanwalte, a German law firm of which Achim Stamm, our former Chief Financial Officer, Secretary, Treasurer and a former director, is a partner. Also included in management fees are amounts charged under a management consulting contract with Hubert Hamm, a managing director of Aqua GmbH, and the lead consultant for research and development for Aqua GmbH’s HVAC&R department.

We recognized bad debt expenses in the amount of $59,707 during the six months ended March 31, 2006, relating to amounts owing for services and products supplied by us. We also wrote down loans receivable of $64,625 from UFI-TEC GmbH, a company in which we currently own a 33% interest.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
		At	Percentage
	At March 31, 2006	September 30, 2005	Increase / (Decrease)
Current Assets	$2,899,964	$1,840,049	57.6%
Current Liabilities	(2,652,659)	(386,975)	585.5%
Working Capital Surplus (Deficit)	$247,305	$1,453,074	(83.0)%

Included in current liabilities are a total of $1,393,907 payable to Achim Stamm, one of our former officers and directors, and Stamm & Lang Rechtsanwalte, a law firm of which Mr. Stamm, is a partner.

Cash Flows
	Six Months Ended March 31
	2006	2005
Cash Flows used in Operating Activities	$(2,049,410)	$(1,221,792)
Cash Flows used in Investing Activities	(37,831)	(652,092)
Cash Flows from Financing Activities	2,507,635	1,872,603
Effects of Foreign Exchange Rates	(16,230)	20,798
Net Increase (Decrease) in Cash During Period	$404,164	$19,517

As at March 31, 2006 we had cash of $1,063,113 and a working capital surplus of $247,305. Our management believes that we will require substantial additional financing in the next few months in order to pursue our current plan of operation. We do not have any additional financing arrangements in place, and there are no assurances that we will be able to acquire sufficient financing when needed. If we are unable to acquire sufficient financing when needed, we will scale back our plan of operation as necessary. We expect that any additional financing that we obtain will likely be in the form of equity financing as sufficient debt financing is not expected to be available to us at this stage of our business.

Although we have recently begun to earn revenues, we have not yet achieved profitability. We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial product development, marketing and operating expenses in implementing our plan of operation. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

(a)	our ability to commercially market our Thermomobile and Aquamission products;

(b)	our ability to develop a commercially marketable Yellow Box product;

(c)	our ability to raise additional capital necessary to implement our business strategy and plan of operation;

(d)	our ability to compete with other existing technologies; and

(e)	the success of any marketing and promotional campaign which we conduct for our products once development is complete.

The financial statements accompanying this Quarterly Report contemplate our continuation as a going concern. However, we have not yet achieved profitable operations, have accumulated losses of $28,321,129 since our inception and we expect to continue to incur substantial losses in the foreseeable future as we continue to develop our business. As a result, our auditors have stated in their report for our fiscal year ended September 30, 2005 that a substantial doubt exists as to our ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Aqua Society, Inc., our 51% interest in TMR GmbH, a German limited liability company, and our wholly owned subsidiary, Aqua GmbH, a German limited liability company. All inter-company transactions have been eliminated.

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

RISKS AND UNCERTAINTIES

Need For Financing

We do not have sufficient financial resources to meet the expected costs of our plan of operation and current liabilities over the next twelve months. We have not yet achieved profitability and we anticipate that we will continue to incur substantial losses in the foreseeable future. We are likely to continue to need substantial additional financing in order to implement our long term business plan. We currently do not have any financing arrangements in place and there is no assurance that we will be able to acquire sufficient financing on terms acceptable to us or at all. If financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment

Limited Operating History, Risks Of A New Business Venture

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

If We Are Unable To Achieve Market Acceptance For Our Products, We Will Be Unable To Build Our Business

To date, we have completed technical development of our Yellow Box, Thermomobile and Aquamission products; however, we have received only a limited number of confirmed orders for these products. Our future success will depend upon the acceptance of the Thermomobile and Aquamission products, and other products that we develop, by the respective industries in which we intend to market those products.

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

Although we have received orders for Aquamission, Thermomobile and waste heat power generation units, we continue to experience significant delays in our ability to construct and deliver ordered units as scheduled. If we continue to experience significant delays in our ability to deliver ordered units, our ability to develop a market for our products will be limited.

In addition, there are no assurances that we will be able to manufacture our products at a reasonable cost. Even if we are able to manufacture these products at a reasonable cost, there is no assurance that the price of our products will not be excessive, precluding the product from generating sufficient consumer or market acceptance.

Even If We Are Able To Develop A Commercial Market For Our Products, We May Not Have The Ability To Meet The Demand For Those Products

We intend to complete the construction of the Aquamission, Thermomobile and waste heat power generation units ordered from us at our facilities located in Herten, Germany and Fernthal, Germany. However, the size of these facilities is limited and, should we be able to develop a commercial market for these products, of which there is no assurance, we may not be able to manufacture these products at a rate that is quick enough to meet or sustain large scale market demand.

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

Our Operations May Be Subject to Extensive Government Regulation

Our operations may be subject to extensive government regulations in the United States, Europe and elsewhere. In order to sell our products, we may have to satisfy numerous mandatory procedures, regulations, and safety standards established by international, federal and state regulatory agencies. There can be no assurance that we can successfully comply with all present or future government regulations.

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

If We Are Late In Filing Any Of Our Annual Or Quarterly Reports During The Next Two Years, Our Common Stock May Become Ineligible For Quotation On The OTC Bulletin Board, Which Would Negatively Affect The Market For Our Shares And Our Ability To Obtain Additional Financing.

On November 16, 2005, the SEC approved certain changes to NASD Rule 6530. As amended, NASD Rule 6530 provides that OTC Bulletin Board (“OTCBB”) issuers who are late in filing their annual or quarterly reports three times within a 24-month period will be ineligible for quotation on the OTCBB. In order to regain eligibility under this rule, the issuer would need to timely file all of its annual and quarterly reports due in a one year period. The amended NASD Rule 6530 does not apply to annual or quarterly reports for periods ended before October 1, 2005.

From time to time, we have been late in filing our quarterly and annual reports. If we are late in filing our annual or quarterly reports three times within a 24-month period, we may become ineligible for quotation on the OTCBB, which would negatively affect the market for our common stock. In addition, if our common stock is no longer eligible for quotation on the OTCBB, it may become more difficult for us to obtain additional equity financing as shares of our common stock will be less attractive to potential investors.

ITEM 3.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as we have failed to timely file our periodic reports with the SEC on a number of occasions during the past two fiscal years.

We are attempting to improve our disclosure controls and procedures in an effort to ensure that the information required to be disclosed is internally communicated and publicly reported within the time periods specified in the SEC’s rules and forms. In particular, we intend to engage outside consultants to assist us in the preparation of our accounting records and financial statements and will attempt to increase internal accountability and to clearly define internal communication channels in an effort to remedy the deficiencies identified by our principal executive officer and principal financial officer.

By working with our external consultants and our principal independent accountants, our management believes that the financial statements and the other information presented in this Quarterly Report are materially correct.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since our fiscal quarter ended December 31, 2005, we have engaged in the unregistered sales of equity securities described in Item 2 of Part I of this Quarterly Report under the heading “Recent Corporate Developments.”

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibit

3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State effective December 27, 2004.(4)

3.2	Bylaws, effective March 2, 2000.(1)

10.1	Share Purchase Agreement between Water-Capital-Holding Ltd., V G Tech, Inc., Aqua Society GmbH and Steve Livingston, dated for reference September 3, 2004.(2)

10.2	Agreement and Deed of Transfer between Water-Capital-Holding Ltd. and V G Tech, Inc. dated for reference September 22, 2004.(2)

10.3	Certified Translation of a Notarial Deed executed by Uwe Diestel and Aqua Society GmbH dated November 30, 2004 regarding the purchase and sale of an interest in UFI-TEC GmbH.(4)

10.4	2004 Stock Incentive Plan.(3)

10.5	Marketing & Promotion Agreement between Aqua Society GmbH, Sesam Business Consultancy and Moosa Abu Aisha.(5)

10.6	Management Consulting Contract between Aqua Society GmbH and Stamm & Lang Rechtsanwelte, executed December 13, 2004.(6)

10.7	Supplementary Agreement between Aqua Society GmbH and Stamm & Lang Rechtsanwelte, dated September 30, 2005.(7)

10.8	Sales Agency Agreement between Aqua Society GmbH and Technical Supplies Center, Ltd. dated September 5, 2005. (6)

14.1	Code of Ethics.(4)

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on January 29, 2003, as amended.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2004.
(3)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on January 12, 2005.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on January 20, 2005.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB, filed with the SEC on August 23, 2005.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on January 18, 2006.
(7)	Filed as an exhibit to our Amended Annual Report on Form 10-KSB, filed with the SEC on February 3, 2006.

REPORTS ON FORM 8-K

Since the beginning of our fiscal quarter ended March 31, 2006, we have filed the following Current Reports on Form 8-K to date:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of the Form 8-K
2006/03/22	2006/04/07

Amendment to Form 8-K filed on March 28, 2006 enclosing the confirmation of Achim Stamm that there were no disagreements between him and the Company with respect to his departure as an officer and director of the Company.

2006/03/22	2006/03/28	Disclosure of the departure of Achim Stamm as Director, CFO, Secretary and Treasurer and the appointment of Petrus Lodestijn as CFO, Secretary and Treasurer in his place.
2006/02/10	2006/02/22

Disclosure of completion of private placement of 1,160,960 units at a price of $1.04 per unit for total proceeds of $1,207,398.40 (approximately EUR 1,000,000) pursuant to Regulation S.

Further disclosure of an additional private placement offering of 1,044,863 units at a price of $1.04 per unit for total proceeds of $1,086,658 (approximately EUR 900,000) pursuant to Regulation S.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA SOCIETY, INC.

By:	/s/ Petrus Lodestijn
PETRUS LODESTIJN
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 22, 2006