Form 10QSB
period 2006-06-30
AQUA SOCIETY, INC.
filed 2006-08-21
CIK 1213111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 16, 2006, the Issuer had 118,178,323 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AQUA SOCIETY, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Stated in US Dollars)

 (Unaudited)

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
June 30, 2006 and September 30, 2005
(Stated in US Dollars)
(Unaudited)

	June 30,	September 30,
	2006	2005

ASSETS

Current
Cash	$30,334	$658,949
Accounts receivable	247,730	732,618
Government value added tax receivable	356,268	64,639
Inventory	334,386	323,631
Loans receivable – Note 6	69,802	60,212

	1,038,520	1,840,049
Investment – Note 4	1	1
Patents	191,397	192,782
Equipment	61,182	95,712

	$1,291,100	$2,128,544

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$700,821	$290,636
Current portion of loans payable – Notes 5 and 7	1,692,025	96,339

	2,392,846	386,975
Loans payable – Notes 5 and 7	-	1,278,263

	2,392,846	1,665,238

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $0.001 par value – Notes 8, 9 and 10
300,000,000 shares authorized
118,178,323 shares issued and outstanding
(September 30, 2005: 115,771,988)	118,179	115,773
Additional paid-in capital	28,609,612	26,308,690
Accumulated other comprehensive gain	62,702	88,597
Accumulated deficit	(29,892,239)	(26,049,754)

	(1,101,746)	463,306

	$1,291,100	$2,128,544

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended June 30, 2006 and 2005
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue	$273,301	$601,068	$2,079,370	$601,068
Less: cost of goods sold	339,480	372,751	1,670,888	372,751

	(66,179)	228,317	408,482	228,317
General and administrative expenses:
Accounting and audit fees	94,555	$26,795	226,546	98,694
Advertising and promotion	435,912	106,759	540,848	152,979
Amortization	25,956	3,058	43,803	8,334
Bad debts	635	-	60,342	-
Bank charges and interest	160	12,012	653	16,647
Consulting fees	14,451	74,441	260,403	140,162
Development costs – Note 5	435,811	19,613	1,328,525	528,715
Filing fees	1,061	456	3,028	6,907
Interest expense	19,292	-	118,642	-
Legal fees – Note 5	21,573	3,056	120,239	71,305
Management fees – Note 5	123,043	175,415	640,939	409,950
Office and miscellaneous	71,491	15,363	198,699	62,962
Rent	36,735	33,812	102,097	50,755
Salaries and benefits	164,160	64,638	377,616	96,369
Stock-based compensation – Note 8	-	-	-	22,480,000
Transfer agent	301	629	1,486	5,001
Travel – Note 5	59,143	9,928	159,847	82,451

	(1,504,279)	(545,975)	(4,183,713)	(24,211,231)

Net loss for the period before other items	(1,570,458)	(317,658)	(3,775,231)	(23,982,914)
Other items:
Interest income	132	-	7,246	-
Write down of patents	(97)	-	(9,188)	-
Write down of investment and loan – Note 4	(687)	-	(65,312)	-

Net loss for the period	(1,571,110)	(317,658)	(3,842,485)	(23,982,914)

Other comprehensive loss
Foreign currency adjustment	(7,474)	(29,814)	(25,895)	(8,266)

Comprehensive loss for the period	$(1,578,584)	$(347,472)	$(3,868,380)	$(23,991,180)

Basic loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.23)

Weighted average number of shares outstanding	116,779,590	114,465,292	116,440,032	106,041,321

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended June 30, 2006 and 2005
(Stated in US Dollars)
(Unaudited)

	2006	2005

Cash flows used in Operating Activities
Net loss for the period	$(3,842,485)	$(23,982,914)
Items not affecting cash:
Amortization	43,803	8,334
Stock-based compensation	-	22,480,000
Write-down of patents	9,188	-
Write-down of investment and loan receivable	65,312	-
Changes in non-cash working capital items:
Accounts receivable	499,247	(702,848)
Government value added tax receivable	(279,702)	8,963
Inventory	2,759	(82,279)
Accounts payable and accrued liabilities	388,222	315,144

	(3,113,656)	(1,955,600)

Cash flows used in Investing Activities
Investment	(15,999)	(32,186)
Cash acquired in investment in TMR GmbH	15,999	-
Patents	(194)	(176,141)
Due from related party	-	6,202
Equipment purchases	(6,478)	(55,741)
Increase in loans receivable	(72,146)	(357,151)

	(78,818)	(615,017)

Cash flows from Financing Activities
Issuance of common stock for cash	2,303,328	3,623,597
Increase in loans payable	251,361	1,604,445

	2,554,689	5,228,042

Effect of exchange rates on cash	9,170	(26,145)

Increase (decrease) in cash during the period	(628,615)	2,631,280

Cash, beginning of the period	658,949	6,713

Cash, end of the period	$30,334	$2,637,993

Non-cash Transaction – Note 9

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period May 13, 2004 (Date of Inception) to June 30, 2006
(Stated in US Dollars)
(Unaudited )

	Common Stock					Accumulated
			Additional			Other
			Paid-in	Special Warrants		Comprehensive	Accumulated
	Number	Par Value	Capital	Number	Amount	Gain (Loss)	Deficit	Total

Capital stock issued for cash	1	$31,042	$-	-	$-	$-	$-	$31,042
Contribution of assets	-	-	25,056	-	-	-	-	25,056
Pursuant to the acquisition
of Aqua Society GmbH	10,000,000	10,000	-	34,000,000	34,000	-	-	44,000
Exchange of shares	(1)	(31,042)	-	-	-	-	-	(31,042)
Outstanding shares of Company
prior to acquisition	69,908,000	69,908	-	-	-	-	(194,748)	(124,840)
Unrealized loss on translation	-	-	-	-	-	(997)	-	(997)
Net loss for the period	-	-	-	-	-	-	(67,448)	(67,448)

Balance, September 30, 2004	79,908,000	79,908	25,056	34,000,000	34,000	(997)	(262,196)	(124,229)
Issued for cash:
Pursuant to private placement
- at $2.40	416,666	417	999,583	-	-	-	-	1,000,000
- at $1.98	1,232,322	1,233	2,438,766	-	-	-	-	2,439,999
Pursuant to exercise of options
- at $1.70	215,000	215	365,285	-	-	-	-	365,500
Conversion of special warrants	34,000,000	34,000	-	(34,000,000)	(34,000)	-	-	-
Stock-based compensation	-	-	22,480,000	-	-	-	-	22,480,000
Unrealized gain on translation	-	-	-	-	-	89,594	-	89,594
Net loss for the year	-	-	-	-	-	-	(25,787,558)	(25,787,558)

Balance, September 30, 2005	115,771,988	115,773	26,308,690	-	-	88,597	(26,049,754)	463,306
Pursuant to private placement
- at $1.04	1,160,960	1,161	1,206,237	-	-	-	-	1,207,398
- at $0.88	1,245,375	1,245	1,094,685	-	-	-	-	1,095,930
Unrealized gain on translation	-	-	-	-	-	(25,895)	-	(25,895)
Net loss for the period	-	-	-	-	-	-	(3,842,485)	(3,842,485)

Balance, June 30, 2006	118,178,323	$118,179	$28,609,612	-	$-	$62,702	$(29,892,239)	$(1,101,746)

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2005 audited consolidated financial statements. Operating results from the period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.

Note 2	Nature and Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $29,892,239 since its inception, has a working capital deficiency of $1,354,326 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2006
(Stated in US Dollars) – Page 2
(Unaudited)

Note 4	Business Acquisition

	i)	UFI Tec GmbH

By an agreement dated November 30, 2004 and effective December 10, 2004, the Company acquired a 33% interest in UFI-Tec GmbH (“UFI”), a German limited company, in consideration of EUR25,565 (US$32,476). During the year ended September 30, 2005, the Company wrote down the $32,476 investment and related loans receivable to their net realizable value of $1. During the nine month period ended June 30, 2006, the Company sold 13.1% of their 33% interest (19.9% interest remains) for proceeds of EUR 10,072 (US$12,237) and wrote down an additional loan receivable of $77,549.

ii)

By an agreement dated February 18, 2006, the Company acquired a 51% interest in TMR GmbH, a German limited company, in consideration of EUR12,750 (US$15,999). TMR is involved in the development, installation, distribution and management of renewable resources. At the date of acquisition, TMR GmbH had no business, assets or liabilities.

Note 5	Related Party Transactions – Notes 8 and 10

The Company incurred the following amounts charged by a law firm of which a former director of the Company is a partner and directors of the Company:

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005

Development costs	$85,040	$233,905	$492,827	$447,218
Legal fees	-	-	56,947	-
Management fees	123,043	54,437	640,939	171,705
Travel	1,819	-	5,456	-

	$209,902	$288,342	$1,196,169	$618,923

Included in accounts payable and accrued liabilities is $20,916 (September 30, 2005: $20,916) due to a former director of the Company and $97,172 (September 30, 2005: $Nil) due to directors of the Company. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Included in loans payable is $1,399,447 (September 30, 2005: $1,187,668) due to a law firm of which a former director of the Company is a partner.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2006
(Stated in US Dollars) – Page 3
(Unaudited)

Note 6	Loans Receivable

The loan receivable bears interest at 7.5% per annum, is secured by tax refund entitlements and accounts receivable and is repayable within one year.

Note 7	Loans Payable – Note 5

Of the total outstanding at June 30, 2006, $663,798 (September 30, 2005: $758,553) of the loans payable bear interest at 7.5% per annum, are secured by accounts receivable of Aqua Society GmbH (the Company’s wholly-owned subsidiary) and are repayable within one year and $735,650 (September 30, 2005: $640,380) bear no interest, are secured by accounts receivable of Aqua Society GmbH and are repayable within one year.

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

A summary of the status of the stock option plan as of June 30, 2006 and changes during the period is presented below:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at September 30, 2004	-	-
Granted	10,000,000	$1.70
Exercised	(215,000)	$1.70

Options outstanding and exercisable at September 30, 2005
and June 30, 2006	9,785,000	$1.70

At June 30, 2006, 9,785,000 share purchase options were outstanding to directors, employees and consultants entitling the holders thereof the right to purchase one common share of the Company at $1.70 per share for each option held. These share purchase options expire on October 15, 2009.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2006
(Stated in US Dollars) – Page 4
(Unaudited)

Note 8	Capital Stock – Notes 9 and 10 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

Accordingly, using the Black-Scholes option pricing model, the stock options granted during the nine months ended June 30, 2005 to consultants were marked to fair value through charges to the statements of operations and additional paid-in capital. Total stock- based compensation for stock options granted to consultants and non-employees recognized during the period ended June 30, 2005, was $22,480,000. This amount was recorded in the statements of operations as stock-based compensation and in the balance sheets as additional paid-in capital.

The Compensation charge associated with directors’ and employees’ options in the amount of $5,620,000 was not recognized in the financial statements, but included in the pro forma amounts below.

The fair value of the stock-based compensation was determined using the Black-Scholes option pricing model with the following assumptions:

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

Had compensation cost associated with directors’ and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

Nine months
Ended
June 30,
2005

Comprehensive loss for the period	$(23,991,180)
Pro forma compensation cost	(5,620,000)

Pro forma net loss for the period	$(29,611,180)

Pro forma net loss per share	$(0.28)

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2006
(Stated in US Dollars) – Page 5
(Unaudited)

Note 8	Capital Stock – Notes 9 and 10 – (cont’d)

Commitments – (cont’d)

Share Purchase Warrants

As at June 30, 2006, a total of 4,055,323 share purchase warrants were outstanding of which 416,666 warrants entitle the holders thereof the right to purchase 416,666 common shares at $2.40 per share until October 18, 2006, 1,232,322 warrants entitle the holders thereof the right to purchase 1,232,322 common shares at $1.98 per share until June 24, 2006, 1,160,960 warrants entitle the holders thereof the right to purchase 1,160,960 common shares at $1.30 per share until February 23, 2008 and 1,245,375 warrants entitle the holders thereof the right to purchase 1,245,375 common shares at $1.10 per share until June 15, 2008.

Note 9	Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.

During the nine months ended June 30, 2005, the Company issued 34,000,000 common shares pursuant to the conversion of 34,000,000 special warrants for no additional consideration.

This transaction has been excluded from the statements of cash flows.

Note 10	Commitments

i)	Lease Contracts

a)

By four lease agreements dated September 30, 2004 and effective October 1, 2004, the Company entered into four lease contracts for the Company’s corporate head office. The leases require total payments of EUR6,690 (US$8,395) per month. Two of the leases are effective until May 31, 2007 and the other two are effective until December 31, 2007. The leases will be automatically extended every year unless cancelled with six months advance notice.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2006
(Stated in US Dollars) – Page 6
(Unaudited)

Note 10	Commitments – (cont’d)

i)	Lease Contracts – (cont’d)

b)

By a lease agreement dated September 30, 2004 and effective October 1, 2004, the Company entered into a sales office lease. The lease requires payments of EUR680 (US$853) per month for a one-year term, and will be automatically extended every year unless cancelled with three months advance notice.

Minimum future lease payments

September 30, 2006	$26,813
2007	81,165
2008	12,175

$120,153

ii)	Management/Consulting Contracts

a)

By a management consulting contract dated September 30, 2004 and effective October 1, 2004, with a director of the Company, the Company agreed to pay EUR15,000 (US$ 18,823) per month for development, production and quality assurance services. This contract is for an unlimited term but may be terminated by either party with six months advance notice.

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

c)

By a management consulting contract dated and effective October 1, 2004, the Company agreed to pay EUR5,000 (US$6,274) per month for marketing and business development services. Effective October 1, 2005, the contract was amended and the Company agreed to increase the payment for marketing and business development services to EUR7,500 (US$9,411) per month. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

d)

By an agency agreement dated October 15, 2005, the Company agreed to pay EUR4,000 (US$5,019) per month for agent services. The contract is for an unlimited term but may be terminated by either party with one months notice.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2006
(Stated in US Dollars) – Page 7
(Unaudited)

Note 10	Commitments – (cont’d)

ii)	Management/Consulting Contracts – (cont’d)

e)

By a management consulting contract dated and effective January 1, 2005, the Company agreed to pay EUR5,520 (US$6,927) per month for marketing, sales and distribution services. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

f)

By a management consulting contract dated and effective March 1, 2005, the Company agreed to pay EUR6,000 (US$7,529) per month for marketing, sales and distribution services. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

g)

By a marketing and promotion consulting contract dated and effective April 18, 2005, the Company agreed to pay EUR7,500 (US$9,411) per month for a period of six months and a 4% commission on all financial arrangements provided by the consultants for up to twelve months.

h)

By a marketing and promotion consulting contract dated and effective September 5, 2005, the Company agreed to pay a 7% commission and a 1% marketing allowance on all sales generated by the consultants for a period of one year.

i)

The Company entered into an agreement to pay EUR20,000 (US$ 25,097) per month and to grant an unspecified number of common stock options to the Company’s President and CEO for management services. The agreement is effective for an unlimited term but may be terminated by either party with six months advance notice. The exercise price of the options will be determined by the fair market value of the shares at the closing price on the date of the grant.

j)

By a management consulting contract dated December 2, 2005 and effective January 1, 2006, with a director of the Company, the Company agreed to pay EUR20,000 (25,097) per month for three months and EUR25,000 (US$31,371) for nine months for technical services.

k)

By a management agreement dated April 15, 2006 and effective April 1, 2006, with a director of a subsidiary of the Company, the Company agreed to pay EUR6,000 (US$7,529) per month for six months for public relation services.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2006
(Stated in US Dollars) – Page 8
(Unaudited)

Note 10	Commitments – (cont’d)

iii)	Sponsorship Agreement

By an agreement dated March 29, 2005, the Company agreed to pay EUR6,000 (US$7,529) per month for exclusive sponsorship of a professional soccer club. The contract was effective April 1, 2005 to June 30, 2006 but was automatically extended for one year as three months’ notice of cancellation was not given by the Company.

Note 11	Comparative Figures

Certain of the June 30, 2005, comparative figures have been reclassified to conform with the presentation used in the current period.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine month period ended June 30, 2006 and changes in our financial condition from September 30, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended September 30, 2005.

Recent Corporate Developments

The following significant corporate developments have occurred since the end of our second fiscal quarter on March 31, 2006:

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

2.

We completed a private placement with a corporate investor for 1,245,375 units at a price of $0.88 per unit for total proceeds of $1,095,930 (approximately EUR 900,000). Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant l entitles the holder to purchase one additional share of our common stock at a price of $1.10 per share for a period of two years from the date of closing. We had previously announced that this private placement had been negotiated for 1,044,863 units at a subscription price of $1.04 per unit, with a share purchase warrant exercise price of $1.30 per share. The terms of this private placement were revised in order to reflect changes to the market price of our common stock and changes in foreign exchange rates. The subscribed for units were issued effective June 8, 2006 pursuant to the provisions of Regulation S on the basis that the offering does not involve a distribution in the United States and that the investor is not a U.S. person as defined in Regulation S. No underwriting discounts or commissions were involved.

3.

In March, 2006, we received an order from Loick AG for a waste heat power generation system based on our Yellow Box product. Loick is a company based in Dorsten, Germany, that specializes in the development and production of renewable resource products such as bioplastics and biogas energy systems. The ordered unit is to be used to generate electricity from the waste heat generated by one of Loick’s existing biogas power generators. The biogas systems produced by Loick are used to supply electricity to the public grid in Germany. The price of the unit ordered is EUR 295,000 (approximately $370,000) and is payable in instalments, with the final instalment payable upon the successful installation of the ordered unit.

The unit ordered by Loick is to be customized to the particular biogas generator to which it will be installed. Loick is currently installing a new motor onto the biogas generator. As such, the design and construction of the ordered waste heat power generation system is being delayed until Loick has completed the installation of the new motor. As of the date we filed this Quarterly Report, Loick had still not finished installing the motor. Loick has informed us that they expect to complete the installation of this motor during the Summer of 2006. We have no control over Loick’s installation of this motor and, as a result, we can provide no assurances when construction of the unit ordered by Loick will begin. Once construction has begun, we expect that it will take us approximately 3 months to complete. However there are no assurances that we will be able to complete the construction of this unit within the expected time frame or that, once construction has been completed, that the unit will function as expected.

4.

In April, 2006, we announced that we had formed a joint venture with Loick AG and ODAS OHG, a company based in Dorsten, Germany, that specializes in the supply of plant based biomass raw materials. The joint venture entity, known as TMR GmbH, was formed to develop, build, distribute and manage renewable energy facilities. We own 51% of the joint venture entity, with Loick and ODAS each owning 23.5% of the joint venture entity. The remaining 2% is owned by an unrelated individual who has granted TMR the right to use certain technical processes that may be incorporated into its renewable energy facilities. We are working with Loick and ODAS to develop a business plan for TMR, however no specific time frame has been set with respect to TMR.

5.

In April, 2006, we announced that we had received an order from More Power Energie GmbH (“MPE”). MPE has ordered a combined heat and power plant that is to be used to convert the waste heat from a biogas power plant into electricity. MPE intends to connect the ordered unit to a biogas power plant owned by a third party operator. The price of the ordered unit is EUR 322,000 (approximately $404,000).

Specifications on the heat energy to be used were recently delivered by MPE. As such, we have now begun construction on the ordered unit. Construction is expected to take approximately 3 months to complete. However, there are no assurances that we will be able to complete the construction of this unit within the time frame estimated. In addition, even if we are able to complete construction of the ordered unit, there are no assurances that, once installed, it will function as expected.

6.

In April, 2006, we announced that we had received an order to install Aquamission combined air- conditioning and drinking water supply systems to a residential complex to be constructed in Hyderabad, India by North East Developers and Real Estates (“North East Developers”). The Aquamissions to be supplied are also to be fitted with our Yellow Box products. The value of this order is expected to be approximately EUR 560,000 (approximately $703,000), however this amount is based upon quotations that we have provided to North East Developers and may not be indicative of any actual amounts realized as a result of this order. In particular, schematics of the residential complex have not been finalized and construction of the complex has not yet begun. North East Developers has tentatively scheduled construction to begin in January, 2007. However we have no control over the construction of the residential complex. As such, there is no assurance that the actual units to be delivered will be those set out in the order. In addition, payment will be dependent upon the successful installation of the units ordered. There are no assurances that we will be able to successfully install the ordered units, or that, once installed, those units will function as expected.

7.

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

8.	During the nine month period ended June 30, 2006, we sold a 13.1% interest in UFI-TEC GmbH for proceeds of EUR 10,072 (approximately $12,237). As a result we now own only 19.9% of UFI-TEC.

We had previously disclosed in our Annual Report for the year ended September 30, 2005 that we were in the process of formalizing the transfer to us of title to certain patent pending technologies. The inventors of these technologies (the “Inventors”) include Hubert Hamm, a managing director of our wholly owned subsidiary, Aqua Society GmbH, and Dr. Erwin Oser, a member of our Board of Directors. Transfer of title to the patent pending technologies has not yet occurred and we are currently in negotiations with the Inventors regarding the transfer of title or exclusive rights to these technologies and the patent applications filed in respect of those technologies.

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

(a)

With respect to the waste heat power generation unit ordered by Loick, we are currently waiting for Loick to provide us with specifications for the biogas generator to which the ordered unit is to be attached. Once we have received the necessary data from Loick, we expect that it will take us approximately three months to design and construct the ordered unit. As of the date of filing of this Quarterly Report, we had not yet received the necessary specifications. We expect to receive this data from Loick sometime in the late Summer or early Autumn of 2006, however, there are no assurances that they will deliver the necessary data to us when expected.

MPE recently delivered to us the specifications necessary to begin construction of the waste heat power generation unit that it ordered. Production on this unit has begun and is expected to take approximately 3 months to complete. However, there are no assurances that we will be able to complete construction of the ordered unit within the period specified, or that the completed unit will function as expected.

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

(c)

In 2005, we received an order from Refrigeraciones Kal-Tec Espana S.L. (“Kal-Tec”) for one Aquamission unit. Delivery of this unit was originally scheduled for the Fall of 2005; however, due to delays in the delivery of necessary parts, we do not expect to be able to deliver the ordered unit until the Summer or Fall of 2006. There have been significant and ongoing delays in the construction and delivery of the Aquamission unit ordered by Kal-Tec and there are no assurances that we will be able to complete construction of the ordered unit within the time frame estimated. In addition, because of these delays, in the opinion of our management, there exists a substantial doubt that Kal-Tec will accept delivery of the ordered Aquamission even if construction is completed.

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

(a)

We are currently building a show model Yellow Box unit. It is expected that this unit will be ready in the late Summer or early Autumn of 2006. Once construction is complete, we intend to hold a press conference at which we will conduct a demonstration of the Yellow Box for members of the media and industry representatives. We hope to conduct this demonstration in September or October of 2006.

(b)

We are also in the process of setting up a wholly owned subsidiary in the Netherlands, through which we will seek to promote all of our products in the “Benelux” countries (Belgium, the Netherlands and Luxemberg). The office for this subsidiary will be located in Zevenaar, near Arnhem in the east of the Netherlands.

(c)

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

In addition to these activities, we will also seek to increase brand awareness through various advertising activities and sponsorships. In April, 2006, we acted as a sponsor of the heavyweight title fight between Wladamir Klitschko and Chris Byrd. As a result, our brand name and logo were prominently displayed throughout the boxing match. We also currently act as the sponsor of SV Erzhausen, a Fourth League German soccer club, to whom we pay EUR 6,000 (approximately $7,500) per month. We are currently exploring other advertising and sponsorship opportunities.

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

We anticipate spending approximately $2,000,000 in pursuing our plan of operation over the next twelve months. As of June 30, 2006, the date of our most recently available financial statements, we had a working capital deficit of $1,354,326. As such, we do not have sufficient working capital to meet our expected needs over the next twelve months. Although we have recently begun to earn revenues, we have not yet earned a net profit and we do not expect to achieve profitability in the near future as we expect to continue to incur substantial product development, marketing and operating expenses. We are likely to continue to need substantial additional financing in order to implement our plan of operation. Our management expects that any additional financing that we obtain will likely be in the form of equity financing as our management does not expect sufficient debt financing to be available to us at this stage of our business.

Our actual expenditures and business plan may differ from the one stated above. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended June 30			Nine Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$273,301	$601,068	(54.5)%	$2,079,370	$601,068	245.9%
Cost of Goods Sold	(339,480)	(372,751)	(8.9)%	(1,670,888)	(372,751)	348.3%
General and	(1,504,279)	(545,975)	175.5%	(4,183,713)	(24,211,231)	(82.7)%
Administrative
Expenses
Other Items	(652)	--	n/a	(67,254)	--	n/a
Net Loss	$(1,571,110)	$(317,658)	394.6%	$(3,842,485)	$(23,982,914)	(84.0)%

Revenues

We have only recently begun to earn revenues from our operations and, as a result, we are unable to accurately forecast future revenues. Readers are cautioned that our past operating results may not be indicative of future performance.

The revenues that we earned during the nine month period ended June 30, 2006 were earned from services that we provided in connection with HVAC&R and energy optimizing activities in respect of refrigerating plants used in mining and tunneling activities.

Although we have received orders for our Thermomobile, Aquamission and Yellow Box products, we have not yet earned any revenues from the sale of those products, and there are no assurances that we will be able earn such revenues in the future.

Operating Costs and Expenses

Our operating expenses for the quarterly period ended June 30, 2006 consisted of the following:

	Third Quarter Ended June 30			Nine Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Accounting and audit fees	$94,555	$26,795	252.9%	$226,546	$98,694	129.5%
Advertising and promotion	435,912	106,759	308.3%	540,848	152,979	253.5%
Amortization	25,956	3,058	748.8%	43,803	8,334	425.6%
Bad debts	635	--	n/a	60,342	--	n/a
Bank charges and interest	160	12,012	(98.7)%	653	16,647	(96.1)%
Consulting fees	14,451	74,441	(80.6)%	260,403	140,162	85.8%
Development costs	435,811	19,613	2,122.1%	1,328,525	528,715	151.3%
Filing fees	1,061	456	132.7%	3,028	6,907	(56.2)%
Interest expense	19,292	--	n/a	118,642	--	n/a
Legal fees	21,573	3,056	605.9%	120,239	71,305	68.6%
Management fees	123,043	175,415	(29.9)%	640,939	409,950	56.3%
Office and miscellaneous	71,491	15,363	365.3%	198,699	62,962	215.6%
Rent	36,735	33,812	8.6%	102,097	50,755	101.2%
Salaries and benefits	164,160	64,638	154.0%	377,616	96,369	291.8%
Stock-based	--	--	n/a	--	22,480,000	(100.0)%
compensation
Transfer agent	301	629	(52.1)%	1,486	5,001	(70.3)%
Travel	59,143	9,928	495.7%	159,847	82,451	93.9%
Total General and	$(1,504,279)	$(545,975)	175.5%	$(4,183,713)	$(24,211,231)	(82.7)%
Administrative Expenses

The difference between our total general and administrative expenses for the nine month periods ended June 30, 2006 and 2005 is largely attributable to the $22,480,000 we recorded in 2005 on account of stock based compensation. During the nine month period ended June 30, 2005, we issued a total of 10,000,000 options pursuant to our 2004 Stock Incentive Plan. These options were recorded as stock based compensation at fair value, determined in accordance with the Black-Scholes option pricing model. Less stock based compensation, our general and administrative expenses for the nine months ended June 30, 2005 totaled $1,731,231, being $2,452,482 less than our total general and administrative expenses for the nine month period ended June 30, 2006.

The majority of our individual expense items increased significantly when compared to the same period in 2005. These increases are largely a result of our increased operations. We expect that our operating activities will continue to increase over the course of the current fiscal year as we intend to begin focusing on the marketing of our products and technologies. In addition, we expect that we will continue our ongoing research and development activities. As such, we expect that our operating expenses will also continue to increase at a significant rate.

The largest component of our expenses for the three and nine month periods ended June 30, 2006 is development costs incurred in connection with our ongoing research and development activities. Included in development costs for the nine months ended June 30, 2006 is $492,827 charged to us by a director of the Company. These amounts were incurred by the director while conducting research and development work on our products and technologies, and were reimbursed by us.

Our advertising and promotion expenses have also increased significantly over the amounts spent during the three and nine month periods ended June 30, 2005. We expect our advertising and promotion expenses to continue to increase in the foreseeable future as we intend to concentrate more on marketing our business, products and technologies.

We incurred management fees of $640,939 during the nine months ended June 30, 2006. The majority of these fees were for amounts charged under a management consulting contract with Stamm & Lang Rechtsanwalte, a German law firm of which Achim Stamm, our former Chief Financial Officer, Secretary, Treasurer and a former director, is a partner. Also included in management fees are amounts charged under a management consulting contract with Hubert Hamm, a managing director of Aqua GmbH, and the lead consultant for research and development for Aqua GmbH’s HVAC&R department.

We recognized bad debt expenses in the amount of $60,342 during the nine months ended June 30, 2006, relating to amounts owing for services and products supplied by us. We also wrote down loans receivable of $77,549 from UFI-TEC GmbH, a company in which we currently own a 19.9% interest.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
		At	Percentage
	At June 30, 2006	September 30, 2005	Increase / (Decrease)
Current Assets	$1,038,520	$1,840,049	(43.6)%
Current Liabilities	(2,392,846)	(386,975)	518.3%
Working Capital Surplus (Deficit)	$(1,354,326)	$1,453,074	(193.2)%

Included in current liabilities are a total of $1,399,447 payable to a law firm of which, Achim Stamm, one of our former officers and directors, is a partner.

Cash Flows
	Nine Months Ended June 30
	2006	2005
Cash Flows used in Operating Activities	$(3,113,656)	$(1,955,600)
Cash Flows used in Investing Activities	(78,818)	(615,017)
Cash Flows from Financing Activities	2,554,689	5,228,042
Effects of Foreign Exchange Rates	9,170	(26,145)
Net Increase (Decrease) in Cash During Period	$(628,615)	$2,631,280

As at June 30, 2006 we had cash of $30,334 and a working capital deficit of $1,354,326. Our management believes that we will require substantial additional financing in the next few months in order to pursue our current plan of operation. We do not have any additional financing arrangements in place, and there are no assurances that we will be able to acquire sufficient financing when needed. If we are unable to acquire sufficient financing when needed, we will scale back our plan of operation as necessary. We expect that any additional financing that we obtain will likely be in the form of equity financing as sufficient debt financing is not expected to be available to us at this stage of our business.

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

The financial statements accompanying this Quarterly Report contemplate our continuation as a going concern. However, we have not yet achieved profitable operations, have accumulated losses of $29,892,239 since our inception and we expect to continue to incur substantial losses in the foreseeable future as we continue to develop our business. As a result, our auditors stated in their report for our fiscal year ended September 30, 2005 that a substantial doubt exists as to our ability to continue as a going concern.

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

Since our fiscal quarter ended March 31, 2006, we have engaged in the unregistered sales of equity securities described in Item 2 of Part I of this Quarterly Report under the heading “Recent Corporate Developments.”

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

REPORTS ON FORM 8-K

Since our fiscal quarter ended March 31, 2006, we have filed the following Current Reports on Form 8-K:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of the Form 8-K
2006/03/22	2006/04/07
Amendment to Form 8-K filed on March 28, 2006 enclosing the confirmation of Achim Stamm that there were no disagreements between him and the ompany with respect to his departure as an officer and director of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA SOCIETY, INC.

By:	/s/ Petrus Lodestijn
PETRUS LODESTIJN
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

Date:	August 21, 2006