Form 10KSB
period 2006-09-30
AQUA SOCIETY, INC.
filed 2007-01-16
CIK 1213111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended September 30, 2006

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-50163

AQUA SOCIETY, INC.
(Name of small business issuer in its charter)

NEVADA	52-2357931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Konrad - Adenauer Strasse 9-13
45699 Herten, Germany
(Address of principal executive offices)

011-49-6031-791-760
Issuer’s telephone number

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ] No [X]

State issuer’s revenues for its most recent fiscal year. $2,203,763

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $13,922,480 based on a price of $0.37 being the average of the closing bid and ask price of the Company’s common stock as of September 29, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 118,178,323 Shares of Common Stock as of January 8, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

AQUA SOCIETY, INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED SEPTEMBER 30, 2006

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Aqua Society,” and the “Company” mean Aqua Society, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

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

Effective December 27, 2004, we changed our name to “Aqua Society, Inc.” to better reflect the nature of our current business operations

Acquisition of Aqua GmbH

On September 22, 2004, we completed the acquisition of a 100% interest in Aqua GmbH from its sole stockholder, Water-Capital-Holding Ltd. (“Water”).

We acquired our 100% ownership interest in Aqua GmbH from Water in exchange for:

(a)	the issuance of 10,000,000 shares of our common stock;

(b)	the issuance of special warrants (the “Special Warrants”) to acquire 34,000,000 shares of our common stock; and

(c)

the transfer to Water of 36,000,000 shares of our common stock owned by Steve Livingston, our former President, Secretary, Treasurer and Director, being all of the shares of our common stock owned by Mr. Livingston.

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

Aqua Society GmbH

Aqua GmbH was founded as limited liability corporation (a Gesellschaft mit beschraenkter Haftung) under the federal laws of Germany on May 13, 2004. Prior to its acquisition by us, Aqua GmbH was primarily engaged in organizational activities and had earned no revenues to that point.

Aqua GmbH was formed for the purpose of developing commercial applications for its three core technologies (collectively, the “Aqua Technologies”). These Aqua Technologies have been used to develop the AquaMission, ThermoMobil and waste heat power generator products described below (collectively, the “Aqua Products”).

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments have occurred since the end of our September 30, 2005 fiscal year:

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

2.

In February, 2006, we completed a private placement with two corporate investors of 1,160,960 units at a price of $1.04 per unit for total proceeds of $1,207,398 (approximately EUR 1,000,000). Each unit was comprised of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $1.30 per share for a period of two years from the date of closing. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. We did not engage in a distribution of this offering in the United States. Each of the investors has represented that they were not US persons as defined in Regulation S, and have provided representations indicating that they were acquiring our securities for investment purposes only and not with a view towards distribution. No underwriting discounts or commissions were involved.

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

The unit ordered by Loick is to be customized to the particular biogas generator to which it will be installed. Loick is currently installing a new motor onto the biogas generator. As such, the design and construction of the ordered waste heat power generation system is being delayed until Loick has completed the installation of the new motor. As of the date we filed this Annual Report, Loick had still not finished installing the motor. Loick has informed us that they expect to complete the installation of this motor sometime in 2007. We have no control over Loick’s installation of this motor and, as a result, we can provide no assurances when construction of the unit ordered by Loick will begin. Once construction has begun, we expect that it will take us approximately 3 months to complete.

4.

In April, 2006, we announced that we had formed a joint venture with Loick AG and ODAS OHG, a company based in Dorsten, Germany, that specializes in the supply of plant based biomass raw materials. The joint venture entity, known as TMR GmbH, was originally formed to develop, build, distribute and manage renewable energy facilities. Subsequent to our September 30, 2006 fiscal year end, it was determined that we would not proceed with the TMR joint venture and, in December, 2006, we sold our interest in TMR to Loick for EUR 1.00.

5.

In April, 2006, we announced that we had received an order from More Power Energie GmbH (“MPE”). MPE ordered a combined heat and power plant that is to be used to convert the waste heat from a biogas power plant into electricity. MPE intends to connect the ordered unit to a biogas power plant owned by a third party operator.

Specifications for the ordered unit were delivered by MPE during our 2006 fiscal year and construction is currently in progress. Construction was originally expected to take us approximately 3 months to complete, however we are still working with MPE to optimize the ordered unit and the plant in accordance with their specifications. We expect to complete construction and delivery of the ordered unit in 2007. However, there are no assurances that we will be able to complete the construction of this unit within the time frame estimated. In addition, even if we are able to complete construction of the ordered unit, there are no assurances that, once installed, it will function as expected.

6.

In April, 2006, we announced that we had received an order to install AquaMission combined air-conditioning and drinking water supply systems to a residential complex to be constructed in Hyderabad, India by North East Developers and Real Estates (“North East Developers”). The AquaMissions to be supplied are also to be fitted with our EnergyMission / Yellow Box products. Schematics of the residential complex have not been finalized and construction of the complex has not yet begun. North East Developers has tentatively scheduled construction to begin in January, 2007. Based on this timetable, we do not expect to be able to begin designing and constructing the ordered units until at least the Summer of 2007. However, we have no control over the construction of the residential complex and we cannot begin building the units to be supplied to North East Developers until construction has begun and they have delivered the necessary schematics to us. There can be no assurances with respect to when we will receive the necessary schematics or that the actual units to be delivered will be those set out in the order. In addition, payment will be dependent upon the successful installation of the units ordered. There are no assurances that we will be able to successfully install the ordered units, or that, once installed, those units will function as expected.

7.

We completed a private placement with a corporate investor for 1,245,375 units at a price of $0.88 per unit for total proceeds of $1,095,930 (approximately EUR 900,000). Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $1.10 per share for a period of two years from the date of closing. We had previously announced in February, 2006 that this private placement had been negotiated for 1,044,863 units at a subscription price of $1.04 per unit, with a share purchase warrant exercise price of $1.30 per share. The terms of this private placement were revised in order to reflect changes to the market price of our common stock and changes in foreign exchange rates. The subscribed for units were issued effective June 8, 2006 pursuant to the provisions of Regulation S on the basis that the offering does not involve a distribution in the United States and that the investor is not a U.S. person as defined in Regulation S. No underwriting discounts or commissions were involved.

8.

In December, 2005, we had installed a ThermoMobil unit onto a Ford Transit to be used for marketing purposes. We had been working with a Ford dealership in Dusseldorf, Germany to market the ThermoMobil/Ford Transit in an effort to generate commercial sales of the ThermoMobil.

However, we were unable to reach an agreement with the Ford dealership on a consumer price for the unit. As such, we are no longer pursuing our co-operative efforts with the Ford dealership. We now intend to use the ThermoMobil/Ford Transit unit as part of our marketing efforts in the Benelux countries (Belgium, the Netherlands and Luxembourg).

9.	In June, 2006, we sold a 13.1% interest in UFI-TEC GmbH for proceeds of EUR 10,072 (approximately $12,237). As a result we now own only 19.9% of UFI-TEC.

10.

On September 30, 2006 we entered into an exclusive patent license agreement with Ecoenergy Patent GmbH. Under the terms of the license agreement, we obtained exclusive rights to manufacture, use and distribute products based on certain patent pending technologies. See “Intellectual Property Rights,” below.

11.

After the completion of our 2006 fiscal year, we completed the construction of a demonstration prototype of our EnergyMission / Yellow Box technology. A media event to showcase this demonstration model was held at our facilities on December 21, 2006. This demonstration unit will be used by us for marketing and demonstration purposes as well as for research and development.

12.

On December 21, 2006, our Board of Directors approved and adopted our 2006 Stock Option Plan (the “2006 Option Plan”). Under the 2006 Option Plan, options may be granted for a maximum of 7,000,000 shares of our common stock. The maximum number of shares that may be optioned under the 2006 Option Plan will increase each fiscal quarter, beginning with the fiscal quarter commencing April 1, 2007, by an amount equal to 15% of the total increase in the number of shares of common stock outstanding or such lesser amount as may be determined by our Board of Directors.

A summary of our 2006 Option Plan is set forth in our Current Report on Form 8-K filed with the SEC on December 29, 2006. The full text of the 2006 Option Plan is attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 29, 2006, and is incorporated by reference herein.

13.

Also on December 21, 2006, our Board of Directors approved the grant of options under the 2006 Option Plan for 2,500,000 shares of our common stock at an exercise price of $0.40 per share to Mr. Terberg and options to purchase an aggregate of 2,000,000 shares of our commons stock to Mr. van der Zee, also at a price of $0.40. The options granted to each of Mr. Terberg and Mr. van der Zee vest in equal quarterly instalments, commencing on April 1, 2007 and expiring 2 years after the applicable vesting date. See Part III, Item 10 “Executive Compensation – Director Compensation Arrangements.”

Changes to the Board of Directors and Executive Officers

In addition to the above corporate developments, there have been a number of changes to our Board of Directors and executive officers since the end of our 2005 fiscal year.

Effective December 13, 2005, Petrus Lodestijn replaced Achim Stamm as our Chief Executive Officer and President. Mr. Stamm continued to act as our Chief Financial Officer, Treasurer and Secretary and continued to act on our Board of Directors until March 22, 2006, when Mr. Lodestijn replaced Mr. Stamm in those capacities as well.

Effective on October 31, 2006, Robert Terberg replaced Mr. Lodestijn as our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary and also as a member of our Board of Directors. Also effective on October 31, 2006, our Board of Directors was expanded by the appointment of Hubert Hamm as a director of the Company and by the appointment of Hugo van der Zee as the Chairman of the Company’s Board of Directors.

Biographical information for each of Mr. Terberg, Mr. Hamm and Mr. van der Zee is provided at Part II, Item 9 “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act.“

BUSINESS SEGMENTS

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

As a result, our team of experts is able to provide HVAC&R solutions for almost industrial system and can advise and guide our clients on all of their needs, including the evaluation or improvement of existing facilities, the sourcing and supply of HVAC&R equipment and the construction and maintenance of HVAC&R facilities.

In addition to providing consulting services in this area, we have also developed our ThermoMobil product. The ThermoMobil is a multi-purpose, self-contained, mobile refrigeration and/or heating unit designed to be loaded and transported onto a variety of large or small transport vehicles. The product is designed to allow users to convert ordinary transportation vehicles into refrigerated and/or heated transports. The refrigeration/heating unit itself can be loaded or unloaded from the transport vehicle and is capable of utilizing either 12 volt (automobile) or 230 volt (household) electricity to power its refrigeration/heating systems. This allows users to load and unload cargo without interrupting the refrigeration or heating chain. In addition, the ThermoMobil does not require extensive modification to the transportation vehicle itself, allowing it to still be used as a non-refrigerated/heated transport while the refrigeration/heating unit is being used to provide temporary storage.

Water Production and Purification

The efficient and sustainable utilization of the world's water resources requires the extraction of water from sources which are replenished by nature in a short time and the multiple use of water extracted. In this sector, our focus is to produce, purify and recycle potable water through the use of membrane and vacuum technologies. Our water experts have 20 years of experience in successfully designing, constructing and maintaining various water purification, water recycling and waste water treatment plants not only for research and development facilities of different German universities but also for industrial production plants, hospitals and military institutions in different parts of the world. Our team has particular expertise in using membrane and vacuum technologies to design, construct and maintain water purification, water recycling and waste water treatment systems.

In addition to providing services in the areas of water purification and water treatment, we have developed a water production unit that we call the AquaMission. The AquaMission utilizes a patented process to extract water from ambient air. At a temperature of 23°C (73°F) and humidity of 75%, the atmosphere contains about 16g of water per kg of air (approximately 0.56 oz. for every 2.2 lbs. of air). By cooling the air down to 10°C (50°F), approximately 8g (approximately 0.28 oz.) of condensed water can be produced. Air is supplied to a refrigerated surface contained within the unit which then causes water in the air to condensate. The collected water is then passed through a treatment filter for purification. The result is potable water which meets the standards established by the World Health Organization’s Guidelines for Drinking-Water Quality. We have built and tested prototypes of various sizes for the AquaMission. The smallest prototype, approximately 40cm x 40cm x 60cm (1.3 ft. x 1.3 ft. x 2.0 ft.) in size, is, depending on humidity and temperature, capable of producing up to 24L (approximately 6.3 gal.) of drinking quality water per day. The largest prototype, approximately 240 cm x 600 cm x 240 cm (8 ft. x 20ft x 8 ft.) in size, is, depending on humidity and temperature, capable of producing up to 6,000L (approximately 1,585 gal.) of drinking quality water per day.

Energy

Waste heat in the low-temperature range represents a widely unused potential energy source. According to a current market study on unused waste heat commissioned by us, in Germany alone, there is approximately 85,000 megawatts (MW) of potentially exploitable waste heat energy in the 80°C to 260°C temperature range generated by industrial sources. Worldwide, the targeted use of low-temperature waste heat to generate electricity could make a significant contribution to the conservation of fossil fuel resources and the reduction of carbon dioxide emissions.

We have currently developed a product, known as the EnergyMission or “Yellow Box” that is capable of converting waste heat at temperatures as low as 100°C (212°F) into usable electricity. Originally developed as a means of optimizing the performance of cooling systems, we have adapted this technology for use with refrigeration and air conditioning units as well as for use with our AquaMission and ThermoMobil products, increasing the overall energy efficiency of those units. In addition, we are currently working to adapt this technology for use on biogas electrical generators. Construction of a prototype of the EnergyMission was completed shortly after our 2006 fiscal year end.

INTELLECTUAL PROPERTY RIGHTS

We own the rights to the following patented technologies:

Patent Number	Name
German Patent No. 101 29 047.0	Fully sintered heat exchangers in all possible geometric forms for all application purposes
German Patent No. DE 102 23 578 A1	Device for recovering used water
International Patent No. WO 01/753181 A3 and WO 01/753181 A2	Transportable cool box system technology

In addition, we have licensed from Ecoenergy Patent GmbH (“Ecoenergy”) exclusive rights (the “License Rights”) to manufacture, use and distribute products based on the following patent pending technologies (the “Ecoenergy Technologies”):

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

Ecoenergy is owned by Hubert Hamm and Dr. Erwin Oser. Mr. Hamm has acted as the managing director of Aqua GmbH since its inception, is one of our key consultants and is also one of our principal stockholders. In addition, on October 31, 2006, Mr. Hamm was appointed to our Board of Directors. Dr. Oser has been a member of our Board of Directors since October 20, 2004 and is one of our key consultants in the area of energy optimization.

We were granted the License Rights in exchange for certain patent application costs related to the Ecoenergy Technologies that were paid for by us.

A summary of the material provisions of our license agreement with Ecoenergy is provided below. This summary does not, however, purport to be complete, and is qualified in its entirety by reference to the full text of our license agreement with Ecoenergy, a copy of which was attached as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 6, 2006.

Scope of License Rights

The License Rights extend within the signatory countries to the European Patent Convention, the United States of America and India for a period of 15 years, unless terminated earlier in accordance with its provisions. The License Rights are exclusive and cover the manufacture, use and distribution of products based on the Ecoenergy Technologies within the following areas (collectively, the “Technical Applications”):

1.	Energy recovery from the waste heat generated when drawing water from the atmosphere;
2.	Energy recovery from the waste heat generated by refrigeration and air conditioning systems;
3.	Energy recovery from the waste heat generated by block-type thermal power stations;
4.	Energy recovery from the waste heat from industrial heat processes; and
5.	Energy recovery from the waste heat of exhaust and sewage streams.

The prior written approval of Ecoenergy is required in order to sublicense any of the License Rights or to contract out the manufacture of products based on the Ecoenergy Technologies to third parties.

Annual Royalty and Patent Maintenance Fees

We are required to pay annual royalties to Ecoenergy as follows:

(a)	2% of annual sales revenues (without sales tax) earned by Aqua GmbH up to EUR 50,000,000 (approximately $63,428,000);

(b)	1.5% of the portion of annual sales revenues (without sales tax) in excess of EUR 50,000,000 (approximately $63,428,000) up to EUR 100,000,000 (approximately $125,856,000); and

(c)	1% of the portion of annual sales revenues (without sales tax) in excess of EUR 100,000,000 (approximately $125,856,000).

Any revenues earned from the sublicensing of the License Rights are to be included in annual sales revenues.

In addition to paying the annual royalty amounts to Ecoenergy, we are required to pay all costs and fees associated with maintaining the patent rights associated with the Ecoenergy Technologies. In particular, we are required to pay for any filing fees required to keep the patent and/or patent applications associated with the Ecoenergy Technologies in good standing with the relevant patent authorities within the License Territory and any associated attorneys’ fees.

Minimum Sales Requirements

In order to maintain our exclusive License Rights under the License Agreement, we are required generate minimum annual sales revenues for each Technical Application to which the License Rights apply. If we fail to meet the minimum annual sales requirements for any Technical Application for two consecutive years, the License Rights, as applied to that particular Technical Application, automatically become non-exclusive. If, after the License Rights become non-exclusive as a result of a failure to meet the minimum sales requirements, we again fail to meet the minimum annual sales requirements for two consecutive years, Ecoenergy may, at its option, terminate our non-exclusive License Rights for that particular Technical Application. In order to exercise its option to terminate, Ecoenergy must inform us of its intention to do so, in writing, within 4 weeks after receiving our statement of accounts relating to the total annual sales of products based on the Ecoenergy Technologies and, in no case, later than June 30th.

A failure to meet the minimum sales requirements for any particular Technical Application will not affect our License Rights for any other Technical Application.

The minimum annual sales requirements for each Technical Application are as follows:

1.	Energy recovery from the waste heat generated when drawing water from the atmosphere

Year	Minimum Annual Sales Requirement
2006	EUR 0
2007	EUR 500,000 (approximately $635,000)
2008	EUR 750,000 (approximately $952,500)
2009	EUR 1,000,000 (approximately $1,270,000)
2010 to expiration	EUR 2,000,000 (approximately $1,540,000)

2.	Energy recovery from the waste heat generated by refrigeration and air conditioning systems

Year	Minimum Annual Sales Requirement
2006	EUR 0
2007	EUR 500,000 (approximately $635,000)
2008	EUR 750,000 (approximately $952,500)
2009	EUR 900,000 (approximately $1,143,000)
2010 to expiration	EUR 2,000,000 (approximately $1,540,000)

3.	Energy recovery from the waste heat generated by block-type thermal power stations

Year	Minimum Annual Sales Requirement
2006	EUR 0
2007	EUR 1,200,000 (approximately $1,524,000)
2008	EUR 1,500,000 (approximately $1,905,000)
2009	EUR 1,500,000 (approximately $1,905,000)
2010 to expiration	EUR 3,000,000 (approximately $3,810,000)

4.	Energy recovery from the waste heat from industrial heat processes

Year	Minimum Annual Sales Requirement
2006	EUR 0
2007	EUR 400,000 (approximately $508,000)
2008	EUR 500,000 (approximately $635,000)
2009	EUR 800,000 (approximately $1,016,000)
2010 to expiration	EUR 1,500,000 (approximately $1,905,000)

5.	Energy recovery from the waste heat of exhaust and sewage streams

Year	Minimum Annual Sales Requirement
2006	EUR 0
2007	EUR 400,000 (approximately $508,000)
2008	EUR 500,000 (approximately $635,000)
2009	EUR 800,000 (approximately $1,016,000)
2010 to expiration	EUR 1,500,000 (approximately $1,905,000)

COMPETITIVE BUSINESS CONDITIONS

We are unaware of any products currently in existence that compete directly with our existing and proposed products. However, the markets for HVAC&R, water purification, waste water treatment, water supply and energy optimization services and technologies are, in general, extremely competitive.

Many of the existing services and technologies provided by others are more established and have gained wider acceptance in the marketplace. Many of these service and equipment providers will be more established and have greater technical, financial, marketing and sales resources than us. We believe that our ability to compete in this area will depend upon our ability to combine and optimize existing technologies and to develop novel, more efficient solutions to existing problems. However, there are no assurances that we will be able to effectively differentiate ourselves from our competitors.

RESEARCH AND DEVELOPMENT

During the past two fiscal years, we have spent approximately $2,829,267 on research and development activities. Although we have completed principal development of our technologies and products, we are still in the process of refining those technologies and products for commercial use. Subject to our ability to acquire additional financing, we hope to complete our research and development activities during our 2007 fiscal year.

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

Hubert Hamm: Mr. Hamm is the inventor of the patented Aqua Technologies and is the lead consultant for research and development for Aqua GmbH’s HVAC&R Department. Mr. Hamm is a managing director of Aqua GmbH, and, since October 31, 2006, has acted as a member of our Board of Directors. Mr. Hamm is also one of our principal stockholders. See Part III, Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

ITEM 2.                DESCRIPTION OF PROPERTY.

Our corporate headquarters is located at Konrad-Adenauer Strasse 9-13, 95699 Herten, Germany and consists of approximately 1,200 square meters. We rent this facility at a cost of approximately EUR 6,690 per month (approximately $8,500). We do not currently own or lease any additional land, buildings or office space.

ITEM 3.                LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are pending.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares are currently trading on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol AQAS. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTCBB were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2005	$4.41	$1.30
2nd Quarter 2005	$2.95	$2.10
3rd Quarter 2005	$3.65	$1.50
4th Quarter 2005	$3.75	$1.72
1st Quarter 2006	$2.10	$1.18
2nd Quarter 2006	$1.50	$1.00
3rd Quarter 2006	$1.33	$0.47
4th Quarter 2006	$0.65	$0.25

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders Of Our Common Stock

As of September 30, 2006, we had 17 registered shareholders and 118,178,323 shares of our common stock issued and outstanding. In addition, we believe that there are a large number of stockholders who hold shares of our common stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Dividends

We have not declared any dividends on our stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 – “Private Corporations” of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Recent Sales Of Unregistered Securities

All unregistered sales of our equity securities completed during our fiscal year ended September 30, 2006 have been previously reported in the Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K that we filed during that period.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

During the next twelve months, we will focus: (1) on the design and construction of products ordered from us; (2) on further developing the market for our products; and (3) on continuing to develop and improve our products. Specifically, our plan of operation for the next twelve months involves the following:

1.

Design and Construction of Ordered Units: During the next twelve months, we will work on the design and construction of the waste heat power generation, AquaMission and ThermoMobil units for which we have received orders:

(a)

With respect to the waste heat power generation unit ordered by Loick, we are currently waiting for Loick to provide us with specifications for the biogas generator to which the ordered unit is to be attached. Once we have received the necessary data from Loick, we expect that it will take us approximately three months to design and construct the ordered unit. As of the date of filing of this Annual Report, we had not yet received the necessary specifications. We expect to receive this data from Loick sometime before the Summer of 2007.

(b)

We are currently working with MPE to optimize the waste heat power generation unit ordered by them. We expect to complete construction and delivery of the ordered unit in 2007. However, there are no assurances that we will be able to complete the construction of this unit within the time frame estimated. In addition, even if we are able to complete construction of the ordered unit, there are no assurances that, once installed, it will function as expected.

(c)

We do not expect to begin designing or constructing the combined AquaMission and Yellow Box units ordered by North East Developers in Hyderabad, India until at least the Summer of 2007. North East Developers is still in the process of finalizing schematics and plans for the planned residential complex in Hyderabad, India, with construction tentatively scheduled to begin in January, 2007. However, we have no control over the construction of the planned residential complex and we can provide no assurances that construction on the residential complex will begin when scheduled or at all.

(d)

In 2005, we received an order from Refrigeraciones Kal-Tec Espana S.L. (“Kal-Tec”) for one AquaMission unit. Delivery of this unit was originally scheduled for the Fall of 2005; however delivery has not yet been made. We are currently in discussions with Kal-Tec regarding the status of their order. However, because there have been significant and ongoing delays in the construction and delivery of the AquaMission unit ordered by Kal-Tec, there are no assurances that we will be able to complete construction of the ordered unit or that delivery of the unit will be accepted.

(e)

We have an agreement with BS Technik GmbH (“BS Technik”) for the delivery of 15 ThermoMobil units of varying sizes. In August of 2005, we reported that BS Technik had agreed to allow us to delay delivery of the ThermoMobil units ordered by them. However, there have been significant and ongoing delays in the construction and delivery of the units ordered by BS Technik. As a result of these delays, there are no assurances that BS Technik will still accept delivery of the ordered ThermoMobil units. We are currently in discussions with BS Technik regarding the status of their order and are in negotiations with them to deliver newly developed and improved ThermoMobil units.

2.	Market Development Activities: Over the next twelve months we intend to do the following in an effort continue developing a market for our products and services:

(a)

We have completed the construction of a prototype EnergyMission / Yellow Box unit that we will use for marketing and demonstration purposes, as well as for ongoing research and development. The prototype unit will be used by us to demonstrate the effectiveness of our technology to trade media and industry representatives on an ongoing basis.

(b)

We are also in the process of setting up a wholly owned subsidiary in the Netherlands, through which we will seek to promote all of our products in the “Benelux” countries (Belgium, the Netherlands and Luxemberg). The office for this subsidiary will be located in Zevenaar, near Arnhem in the east of the Netherlands.

(c)

We will continue to attempt to market the AquaMission combined air-conditioning and drinking water product in geographic locations with high ambient temperatures and relative humidity but without readily available sources of fresh water, such as the Persian Gulf and the Middle East. Three demonstration models of the AquaMission are currently on location in the Middle East. We are currently in the process of seeking new sales agents for our products in the Middle East.

We will continue to try and generate sales in the Middle East using these demonstration models. However we have no specific time frame for this and there are no assurances that we will be able to generate any sales in the Middle East or India.

In addition to these activities, we may also seek to increase brand awareness through various advertising activities and sponsorships.

3.

Product Development Activities: During the next twelve months, we will also continue to work on further developing and improving our existing products in an effort to increase their marketability. As part of these efforts, we have developed and built a demonstration model of our Yellow Box technology.

We are also in the process of constructing a high-tech “climate room” that will allow us to simulate the world’s various humidity and temperature zones. This “climate room” will assist us in optimizing our AquaMission unit for different geographic locations.

We anticipate spending approximately $2,000,000 in pursuing our plan of operation over the next twelve months. As of September 30, 2006, the date of our most recently available financial statements, we had a working capital deficit of $2,059,410. As such, we do not have sufficient working capital to meet our expected needs over the next twelve months. Although we have recently begun to earn revenues, we have not yet earned a net profit and we do not expect to achieve profitability in the near future as we expect to continue to incur substantial product development, marketing and operating expenses. We are likely to continue to need substantial additional financing in order to implement our plan of operation. Our management expects that any additional financing that we obtain will likely be in the form of equity financing.

Our actual expenditures and business plan may differ from the one stated above. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS OF OPERATIONS

Summary of Year End Results

		Year Ended September 30
			Percentage
	2006	2005	Increase / (Decrease)
Revenue	$2,203,763	$896,535	145.81%
Cost of Goods Sold	(1,703,505)	(791,302)	115.28%
General and Administrative Expenses	(4,842,873)	(25,892,791)	(81.30)%
Interest Income	14,366	--	100.00%
Net Loss	$(4,328,249)	$(25,787,558)	(83.22)%

Revenues

We have only recently begun to earn revenues from our operations and, as a result, we are unable to accurately forecast future revenues. Readers are cautioned that our past operating results may not be indicative of future performance.

The revenues that we earned during the year ended September 30, 2006 were earned from services that we provided and equipment sales in connection with HVAC&R and energy optimizing activities in respect of refrigerating plants used in mining and tunnelling activities.

Although we have received orders for our ThermoMobil, AquaMission and EnergyMission/Yellow Box products, we have not yet earned any revenues from the sale of those products, and there are no assurances that we will be able earn such revenues in the future.

Expenses

The major components of our operating expenses are outlined in the table below:

		Year Ended September 30
			Percentage
	2006	2005	Increase / (Decrease)
Accounting and audit fees	$293,158	$154,626	89.59%
Advertising and promotion	547,324	193,299	183.15%
Amortization	49,926	15,473	222.67%
Bad debts	150,596	33,398	350.91%
Bank charges and interest	3,148	619	408.56%
Consulting fees	293,115	250,518	17.00%
Development costs	1,458,016	1,371,251	6.33%
Filing fees	3,541	7,554	(53.12)%
Foreign exchange (gain) loss	(226,479)	--	(100.00)%
Interest	152,210	29,271	420.00%
Legal fees	155,365	103,398	50.26%
Management fees	716,231	527,976	35.66%
Office and miscellaneous	214,049	197,567	8.34%
Rent	132,606	117,222	13.12%
Salaries and benefits	520,183	197,006	164.04%
Stock-based compensation	--	22,480,000	(100.00)%
Transfer agent	1,736	6,400	(72.88)%
Travel	167,645	107,511	55.93%
Write Down of Patents	(9,298)	--	(100.00)%
Write Down of Inventory	(49,899)	--	(100.00)%
Write Down of Investment and Loan	(151,306)	(99,702)	51.76%
Total General and Administrative Expenses	$4,842,873	$25,892,791	(81.30)%

During the year ended September 30, 2005, we recorded as stock-based compensation, expenses of $22,480,000 on account of options granted during our 2005 fiscal year pursuant to our 2004 Stock Incentive Plan. We did not grant any options or other stock-based compensation during our 2006 fiscal year and, as such, recorded no stock-based compensation expenses during that period. Less stock based compensation, our general and administrative expenses for the year ended September 30, 2005 totaled $3,412,791, being $1,430,082 less than our total general and administrative expenses for the year ended September 30, 2006.

The majority of our individual expense items increased significantly when compared to the same period in 2005. These increases are largely a result of our increased operations. We expect that our operating activities will continue to increase over the course of the current fiscal year as we expect to aggressively pursue the marketing of our products and technologies. In addition, we expect that we will continue our ongoing research and development activities.

The largest component of our expenses for the year ended September 30, 2006 were development costs incurred in connection with our ongoing research and development activities. Included in development costs for the year ended September 30, 2006 was $486,434 charged to us by Dr. Erwin Oser, one of our directors. These amounts were incurred by the director while conducting research and development work on our products and technologies, and were reimbursed by us.

Our advertising and promotion expenses have also increased significantly over the amounts spent during the year ended September 30, 2005. We expect our advertising and promotion expenses to continue to increase in the foreseeable future as we intend to concentrate more on marketing our business, products and technologies.

We incurred management fees of $716,231 during the year ended September 30, 2006. Of this amount, $147,529 were paid to Stamm & Lang Rechtsanwalte, a German law firm of which Achim Stamm, our former Chief Financial Officer, Secretary, Treasurer and a former director, is a partner, pursuant to a management consulting contract. An additional $173,140 was paid to Stamm & Lang in lieu of notice upon termination of our agreement with them in February, 2006. Also included in management fees are amounts charged under a management consulting contract with Hubert Hamm, a managing director of Aqua GmbH, and the lead consultant for research and development for Aqua GmbH’s HVAC&R department.

We recognized bad debt expenses in the amount of $150,596 during the year ended September 30, 2006, relating to amounts owing for services and products supplied by us. We also wrote down loans receivable of $66,094 from UFI-TEC GmbH, a company in which we currently own a 19.9% interest.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

			Percentage
	At September 30, 2006	At September 30, 2005	Increase / (Decrease)
Current Assets	$854,960	$1,840,049	(53.54)%
Current Liabilities	(2,914,370)	(386,975)	653.12%
Working Capital (Deficit)	$(2,059,410)	$1,453,074	(241.73)%

Included in current liabilities are a total of $1,441,507 payable to a law firm of which, Achim Stamm, one of our former officers and directors, is a partner. We are currently in negotiations with Mr. Stamm for the settlement of the amounts owed to him and his law firm.

Cash Flows

	Year Ended	Year Ended
	September 30, 2006	September 30, 2005
Cash Flows used in Operating Activities	$(3,391,147)	$(4,113,488)
Cash Flows used in Investing Activities	(121,678)	(443,408)
Cash Flows from Financing Activities	3,203,743	5,127,314
Effects of Exchange Rates	(162,435)	81,818
Net Increase (Decrease) in Cash During Period	$(471,517)	$652,236

Financing during the year ended September 30, 2006 was obtained from the sale of shares of our common stock and short-term loans. During the year ended September 30, 2006, we obtained $2,303,328 in financing from the sale of shares of our common stock in private placement transactions and net loans payable of $900,415.

Of the $2,377,099 in loans payable as of our fiscal year end of September 30, 2006, $1,441,507 is due to Stamm & Lang. Of the amounts due to Stamm & Lang, $697,832 bears interest at a rate of 7.5% per annum, is secured by accounts receivable and was due on December 31, 2006. The remaining $743,675 payable to Stamm & Lang is non-interest bearing, is secured by accounts receivable and was also due on December 31, 2006. The remaining loans payable as of September 30, 2006 were obtained from private persons and consisted of the following amounts:

(a)	$185,989, bearing interest at a rate of 7.5% per annum, secured by accounts receivable and payable by December 31, 2006;

(b)	$115,326, bearing interest at a rate of 7.5% per annum, unsecured and payable on or before December 31, 2006; and

(c)	$634,276, without interest, unsecured and payable on demand.

As at September 30, 2006 we had cash in the amount of $187,432 and a working capital deficit of $2,059,410. We anticipate spending approximately $2,000,000 over the next 12 months in pursuing our plan of operation. We will require substantial additional financing in the next few months in order to pursue our current plan of operation.

Although we have recently begun to earn revenues, we have not yet achieved profitability. We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial product development, marketing and operating expenses in implementing our plan of operation. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

(a)	our ability to commercially market our ThermoMobil and AquaMission products;

(b)	our ability to develop a commercially marketable EnergyMission/Yellow Box product;

(c)	our ability to raise additional capital necessary to implement our business strategy and plan of operation;

(d)	our ability to compete with other existing technologies; and

(e)	the success of any marketing and promotional campaign which we conduct for our products once development is complete.

Due to the uncertainty regarding our future revenues and profitability, we expect that the majority of additional financing that we obtain, if any, will likely be in the form of equity financing. Our management does not expect sufficient debt financing to be available to us at this stage of our business.

The financial statements accompanying this Annual Report contemplate our continuation as a going concern. However, we have not yet achieved profitable operations and we expect to continue to incur substantial losses in the foreseeable future as we continue to develop our business. As a result, our auditors stated in their report for our fiscal year ended September 30, 2006 that a substantial doubt exists as to our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Principles of Consolidation

The consolidated financial statements include the accounts of Aqua Society, Inc and our wholly owned subsidiary, Aqua GmbH, a German limited liability company. All inter-company transactions have been eliminated.

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

Patents, Patent Rights and Amortization

Patents and patent rights are recorded at cost. We provide for the amortization of patents and patent rights on the straight-line basis over their estimated economic lives, estimated to be 5 years. Amortization is recorded upon the patents being awarded.

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

If We Are Unable To Achieve Market Acceptance For Our Products, We Will Be Unable To Build Our Business

To date, we have completed technical development of our EnergyMission/Yellow Box, ThermoMobil and AquaMission products. However, we have only received a limited number of confirmed orders for these products. Our future success will depend upon the acceptance of our existing products, and other products that we develop, by the respective industries in which we intend to market those products. Achieving such acceptance will require significant investments in research and development and market development. Our technologies and products may not achieve widespread acceptance, which could limit our ability to develop and expand our business. The technologies upon which our products and services are based are relatively new and are evolving. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective clients about the uses and benefits of our products. If these efforts fail, or if our products do not achieve commercial acceptance, our business could be harmed.

Although we have received orders for AquaMission, ThermoMobil and waste heat power generation units, we continue to experience significant delays in our ability to construct and deliver ordered units as scheduled. As a result of these delays, our management believes that, even if we are able to complete the construction and delivery of the ordered units, of which there are no assurances, there is a substantial risk that delivery will not be accepted and we may not receive payment for these units. Furthermore, if we continue to experience significant delays in our ability to deliver ordered units, our ability to develop a market for our products will be limited.

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

Even If We Are Able To Develop A Commercial Market For Our Products, We May Not Have The Ability To Meet The Demand For Those Products

We intend to complete the construction of the AquaMission, ThermoMobil and EnergyMission/Yellow Box units ordered from us at our facilities located in Herten, Germany. However, the size of these facilities is limited and, should we be able to develop a commercial market for these products, of which there is no assurance, we may not be able to manufacture these products at a rate that is quick enough to meet or sustain large scale market demand.

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

ITEM 7.                FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements:		Page

Audited consolidated financial statements as of September 30, 2006, including:

1.	Report of Independent Registered Public Accounting Firm;	F-2

2.	Consolidated Balance Sheets as of September 30, 2006 and 2005;	F-3

3.

Consolidated Statements of Operations for the year ended September 30, 2006, the period from inception on May 13, 2004 to September 30, 2005, and the period from inception on May 13, 2004 to September 30, 2006;

F-4

4.

Consolidated Statements of Cash Flows for the year ended September 30, 2006, the period from inception on May 13, 2004 to September 30, 2005 and the period from inception on May 13, 2004 to September 30, 2006;

F-5

5.	Consolidated Statement of Stockholders’ Equity (Deficiency) for the period from inception on May 13, 2004 through September 30, 2006; and	F-6

6.	Notes to Consolidated Financial Statements.	F-7

AQUA SOCIETY, INC.

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2005

 (Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Aqua Society, Inc.

We have audited the accompanying consolidated balance sheets of Aqua Society, Inc. and subsidiary as of September 30, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficiency) for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aqua Society, Inc. and subsidiary as of September 30, 2006 and 2005 and the results of their operations and their cash flows for the years ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“AMISANO HANSON”
January 2, 2007, except as to Note 12(c), which is	Chartered Accountants
as of January 11, 2007

750 WEST PENDER STREET, SUITE 604	TELEPHONE:	604-689-0188
VANCOUVER CANADA	FACSIMILE:	604-689-9773
V6C 2T7	E-MAIL:	amishan@telus.net

AQUA SOCIETY, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and 2005
(Stated in US Dollars)

	2006	2005

ASSETS

Current
Cash	$187,432	$658,949
Accounts receivable (net of allowance for doubtful accounts of $181,952;
2005 - $33,403)	143,039	732,618
Government value added tax receivable	217,919	64,639
Inventory	306,569	323,631
Loans receivable – Note 7	1	60,212

	854,960	1,840,049

Investments – Note 3	2	1
Patents and patent rights – Note 4	193,485	192,782
Equipment – Note 5	65,343	95,712

	$1,113,790	$2,128,544

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	$537,271	$290,636
Current portion of loans payable – Notes 6 and 8	2,377,099	96,339

	2,914,370	386,975

Loans payable – Notes 6 and 8	-	1,278,263

	2,914,370	1,665,238

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $0.001 par value – Notes 9, 11, 12 and 13
300,000,000 shares authorized
118,178,323 shares issued and outstanding (2005: 115,771,988)	118,179	115,773
Additional paid-in capital	28,609,612	26,308,690
Accumulated other comprehensive gain (loss)	(150,368)	88,597
Accumulated deficit	(30,378,003)	(26,049,754)

	(1,800,580)	463,306

	$1,113,790	$2,128,544

Nature and Continuance of Operations – Note 1
Commitments – Notes 8, 9, 12 and 13
Subsequent Event – Notes 12 and 13

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended September 30, 2006 and 2005
(Stated in US Dollars)

	2006	2005

Sales – Note 15	$2,203,763	$896,535
Less: cost of goods sold – Note 15	1,703,505	791,302

	500,258	105,233
General and administrative expenses:
Accounting and audit fees	293,158	154,626
Advertising and promotion	547,324	193,299
Amortization	49,926	15,473
Bad debts	150,596	33,398
Bank charges and interest	3,148	619
Consulting fees	293,115	250,518
Development costs – Note 6	1,458,016	1,371,251
Filing fees	3,541	7,554
Foreign exchange (gain) loss	(226,479)	-
Interest	152,210	29,271
Legal fees – Note 6	155,365	103,398
Management fees – Note 6	716,231	527,976
Office and miscellaneous	214,049	197,567
Rent	132,606	117,222
Salaries and benefits	520,183	197,006
Stock-based compensation – Note 9	-	22,480,000
Transfer agent	1,736	6,400
Travel – Note 6	167,645	107,511
Write down of patents	9,298	-
Write down of inventory	49,899	-
Write down of investment and loans receivable – Notes 3 and 7	151,306	99,702

	(4,842,873)	(25,892,791)

Operating loss before other item	(4,342,615)	(25,787,558)

Other item:
Interest income	14,366	-

Net loss for the year	(4,328,249)	(25,787,558)

Other comprehensive gain (loss)
Foreign currency adjustment	(238,965)	89,594

Comprehensive loss for the year	$(4,576,214)	$(25,697,964)

Basic loss per share	$(0.04)	$(0.24)

Weighted average number of shares outstanding	116,878,177	108,443,125

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2006 and 2005
(Stated in US Dollars)

	2006	2005

Cash flows used in Operating Activities
Net loss for the year	$(4,328,249)	$(25,787,558)
Items not affecting cash:
Amortization	49,926	15,473
Stock-based compensation	-	22,480,000
Write-down of patents	9,298	-
Write-down of investments and loans receivable	151,306	99,702
Write-down of inventory	49,899	-
Changes in non-cash working capital items:
Accounts receivable	609,305	(772,823)
Government value added tax receivable	(145,205)	(59,142)
Inventory	(16,613)	(292,957)
Accounts payable and accrued liabilities	229,186	203,817

	(3,391,147)	(4,113,488)

Cash flows used in Investing Activities
Investments	(15,999)	(99,703)
Patents and patent rights costs	(304)	(177,729)
Due from related party	-	7,708
Capital asset purchases	(15,540)	(110,168)
Loans receivable	(89,835)	(63,516)

	(121,678)	(443,408)

Cash flows from Financing Activities
Issuance of common stock for cash	2,303,328	3,805,499
Loans payable	900,415	1,321,815

	3,203,743	5,127,314

Effect of exchange rates on cash	(162,435)	81,818

Increase (decrease) in cash during the year	(471,517)	652,236

Cash, beginning of the year	658,949	6,713

Cash, end of the year	$187,432	$658,949

Non-cash Transactions – Note 11

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period May 13, 2004 (Date of Inception) to September 30, 2006
(Stated in US Dollars)
(Unaudited )

	Common Stock					Accumulated
			Additional			Other
			Paid-in	Special Warrants		Comprehensive	Accumulated
	Number	Par Value	Capital	Number	Amount	Gain (Loss)	Deficit	Total

Capital stock issued for cash	1	$31,042	$-	-	$-	$-	$-	$31,042
Contribution of assets	-	-	25,056	-	-	-	-	25,056
Pursuant to the acquisition of Aqua
Society GmbH	10,000,000	10,000	-	34,000,000	34,000	-	-	44,000
Exchange of shares	(1)	(31,042)	-	-	-	-	-	(31,042)
Outstanding shares of Company
prior to acquisition	69,908,000	69,908	-	-	-	-	(194,748)	(124,840)
Unrealized loss on translation	-	-	-	-	-	(997)	-	(997)
Net loss for the period	-	-	-	-	-	-	(67,448)	(67,448)

Balance, September 30, 2004	79,908,000	79,908	25,056	34,000,000	34,000	(997)	(262,196)	(124,229)
Issued for cash:
Pursuant to private placement - at $2.40	416,666	417	999,583	-	-	-	-	1,000,000
- at $1.98	1,232,322	1,233	2,438,766	-	-	-	-	2,439,999
Pursuant to exercise of options - at $1.70	215,000	215	365,285	-	-	-	-	365,500
Conversion of special warrants	34,000,000	34,000	-	(34,000,000)	(34,000)	-	-	-
Stock-based compensation	-	-	22,480,000	-	-	-	-	22,480,000
Unrealized gain on translation	-	-	-	-	-	89,594	-	89,594
Net loss for the year	-	-	-	-	-	-	(25,787,558)	(25,787,558)

Balance, September 30, 2005	115,771,988	115,773	26,308,690	-	-	88,597	(26,049,754)	463,306
Pursuant to private placement - at $1.04	1,160,960	1,161	1,206,237	-	-	-	-	1,207,398
- at $0.88	1,245,375	1,245	1,094,685	-	-	-	-	1,095,930
Unrealized loss on translation	-	-	-	-	-	(238,965)	-	(238,965)
Net loss for the period	-	-	-	-	-	-	(4,328,249)	(4,328,249)

Balance, September 30, 2006	118,178,323	$118,179	$28,609,612	-	$-	$(150,368)	$(30,378,003)	$(1,800,580)

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

Effective September 22, 2004, Aqua Society, Inc. (the “Company) acquired 100% of the issued and outstanding stock of Aqua Society GmbH (“GmbH”), a German limited liability company that is in the business of designing and developing technologies for application, and providing related consulting services, in the areas of heating, ventilation, air conditioning, refrigeration, water purification, waste water management and energy. Effective December 27, 2004, the Company changed its name to the Aqua Society, Inc from VG Tech, Inc.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $30,378,003 since its inception, has a working capital deficiency of $2,059,410 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Stated in US Dollars) – Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, GmbH, a German limited liability company. All inter- company transactions have been eliminated.

b)	Equipment and Amortization

Equipment is recorded at cost. The Company provides for amortization on the following basis:

Leasehold improvements	4 years straight line
Office equipment	4 years straight line

c)	Inventory

Inventories are carried at the lower of cost and net realizable value. Cost is determined on a first-in-first-out basis.

d)	Investments

The Company accounts for investments in companies subject to significant influence (generally those companies in which interests ranging from 20% to 50% are held) on the equity basis. Investments in companies that the Company is unable to significantly influence are carried at cost.

When there has been a loss in value of the investment, the investment is written down to recognize the loss.

Investments in which the Company holds a 51% or greater interest are consolidated, unless control does not exist due to the Company’s inability to determine the investees strategic operating, financing and investing policies.

e)	Impairment of Long-lived Assets

The Company reports the impairment of long-lived assets and certain intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, the impairment loss is recognized in the period it is determined.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

f)	Patents and Patent Rights and Amortization

Patents and patent rights are recorded at cost. The Company provides for amortization of patents and patent rights on the straight-line basis over their estimated economic lives, estimated to be 5 years. Amortization is recorded upon the patents being awarded.

g)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, and accounts payable and accrued liabilities approximate their fair value due to the short maturity of such instruments. Loans receivable and loans payable also approximate their fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

The Company has operations in Germany and undertakes transactions in Euros. Consequently, some assets and liabilities are exposed to foreign currency fluctuations. As at September 30, 2006, cash of $179,509 (2005: $579,841), accounts receivable of $211,541 (2005: $732,618), accounts payable and accrued liabilities of $405,493 (2005: $170,582) and loans payable of $2,377,099 (2005: $1,374,602) denominated in Euros are included in these financial statements.

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

The Company follows SFAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Stated in US Dollars) – Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

j)	Basic Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date. Diluted loss per share has not been provided as it would be antidultive.

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

To September 30, 2005, the Company elected to apply the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB No. 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock- based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123 “Accounting for Stock-Based Compensation” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with SFAS No. 123.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Stated in US Dollars) – Page 5

Note 2	Summary of Significant Accounting Policies – (cont’d)

l)	Stock-based Compensation – (cont’d)

The FASB issued SFAS No. 123R “Share-Based Payment”, a revision to SFAS No. 123. SFAS No. 123R replaces existing requirements under SFAS No. 123 and APB No. 25, and required public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, SFAS No. 123R was effective for interim or annual periods beginning after December 15, 2005. The Company adopted SFAS No. 123R on October 1, 2005. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the statement of operations, although it will have no impact on overall financial position. Had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 9 to the consolidated financial statements.

m)	Comprehensive Loss

SFAS No. 130 “Reporting Comprehensive Income”, has been adopted by the Company. The standard establishes guidelines for the reporting and display of comprehensive income and its components in consolidated financial statements. Comprehensive loss includes foreign currency translation adjustments.

n)	Leases

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

o)	Development Costs

Development costs are expensed in the year in which they are incurred.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Stated in US Dollars) – Page 6

Note 3	Investments

i)	UFI Tec GmbH

By an agreement dated November 30, 2004 and effective December 10, 2004, the Company acquired a 33% interest in UFI-Tech GmbH (“UFI”), a German limited company, in consideration of EUR25,565 (US$32,476). During the year ended September 30, 2005, the Company wrote down the $32,476 investment and related loans receivable of $67,227 to their net realizable value of $1. During the year ended September 30, 2006, the Company sold 13.1% of their 33% interest (19.9% interest remains) for proceeds of EUR 10,072 (US$12,237) and wrote down an additional loan receivable of $66,094 to its net realizable value of $1.

ii)

By an agreement dated February 18, 2006, the Company acquired a 51% interest in TMR GmbH (“TMR”), a German limited company, in consideration of EUR12,750 (US$15,999). TMR is involved in the development, installation, distribution and management of renewable resources. At the date of acquisition, TMR had no business, assets or liabilities. During the year ended September 30, 2006, the Company wrote down its investment by $15,674 (EUR12,749) to $1. Subsequent to September 30, 2006, the Company disposed of its interest in TMR for $1.

Note 4	Patents and Patent Rights

The Company holds three patents for technologies related to heating, ventilation, air conditioning, refrigeration and water purification, which were contributed by the founding shareholders of GmbH based on the transferor’s historical costs ($25,056).

On September 30, 2006, GmbH entered into a patent license agreement with a related company to obtain the exclusive rights to manufacture, use and distribute products based on six patents pending technologies, referred to as Ecoenergy technologies. The Company is related to the licensor as a director of the Company and a director of GmbH together own 100% of the licensor. The license rights extend within the countries to the European patent convention, the United States of America and India for a period of 15 years, unless terminated earlier in accordance with its provisions. In consideration for the rights, the Company must pay the following annual royalty fees:

i)	2% of annual sales revenue up to EUR50,000,000 (US$63,428,000).
ii)	1.5% of the portion of annual sales revenue greater than EUR50,000,000 (US$63,428,000) and less than EUR 100,000,000 (US$125,856,000).
iii)	1% of the portion of annual sales revenues greater than EUR100,000,000 (US$125,856,000).

Any revenues earned from the sublicensing of the license rights will be included in annual sales revenue. The annual royalty fee is to be paid on an annual basis and no later than February 15th of the following year. If payment is not made by the due date, the fee will accrue interest at the German Central Bank rate plus 4%.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Stated in US Dollars) – Page 7

Note 4	Patents and Patent Rights – (cont’d)

In addition, the Company must pay the fees and costs associated with the maintenance of the patent rights.

In addition, in order to maintain it’s exclusive rights, the Company is required to generate minimum annual sales revenue for each technical application to which the license rights apply. If the minimum annual sales requirements are not met for 2 consecutive years, the license rights automatically become non-exclusive. If after the license rights become non- exclusive, the Company again fails to meet minimum annual sales requirements for 2 consecutive years, the licensor may terminate the non-exclusive license rights for that particular technical application.

The technical applications are as follows:

i)	Energy recovery from the waste heat generated when drawing water from the atmosphere;
ii)	Energy recovery from the waste heat generated by refrigeration and air conditioning systems;
iii)	Energy recovery from the waste heat generated by block-type thermal power stations;
iv)	Energy recovery from the waste heat from industrial heat processes and
v)	Energy recovery from the waste heat of exhaust and sewage streams.

The minimum annual sales requirement for the technical applications in total are as follows:

Year

2007	EUR3,000,000 (US$3,806,000)
2008	EUR4,000,000 (US$5,074,000)
2009	EUR5,000,000 (US$6,342,000)
2010 to expiration	EUR10,000,000 (US$12,686,000)

		2006
		Accumulated
	Cost	Amortization	Net

Patents and patent rights	$193,485	$-	$193,485

		2005
		Accumulated
	Cost	Amortization	Net

Patents and patent rights	$192,782	$-	$192,782

Costs recorded as patent rights represent direct legal costs incurred to obtain patents and patent rights.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Stated in US Dollars) – Page 8

Note 5	Equipment

		2006
		Accumulated
	Cost	Amortization	Net

Leasehold improvements	$45,330	$25,996	$19,334
Office equipment	81,563	35,554	46,009

	$126,893	$61,550	$65,343

		2005
		Accumulated
	Cost	Amortization	Net

Leasehold improvements	$43,172	$7,195	$35,977
Office equipment	64,164	4,429	59,735

	$107,336	$11,624	$95,712

Note 6	Related Party Transactions – Notes 4, 9, 12 and 13

The Company incurred the following amounts charged by a law firm of which a former director of the Company is a partner and directors of the Company:

	2006	2005

Development costs	$486,434	$1,161,325
Legal fees	45,333	-
Management fees	714,079	457,318
Travel	7,362	-

	$1,253,208	$1,618,643

Included in accounts payable and accrued liabilities is $79,358 (2005: $20,916) due to a former director of the Company and directors of the Company. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Included in loans payable is $1,441,507 (September 30, 2005: $1,122,076) due to a law firm of which a former director of the Company is a partner.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Stated in US Dollars) – Page 9

Note 7	Loans Receivable

The loans receivable totalling EUR56,562 (US$69,538) bear interest at 7.5% per annum, are secured by tax refund entitlements and accounts receivable and was repayable within one year. During the year ended September 30, 2006, the Company wrote-down the receivable by EUR56,561 (US$69,537) to $1 as the loans were past due.

Note 8	Loans Payable – Note 6

Of the total loans outstanding at September 30, 2006, $883,822 (2005: $572,291) bear interest at 7.5% per annum, are secured by accounts receivable of GmbH and are repayable on or before December 31, 2006, $743,675 (2005: $705,972) are non-interest bearing, secured by accounts receivable of GmbH and are repayable on or before December 31, 2006, $634,276 (2005: $Nil) are non-interest bearing, unsecured and due on demand, and $115,326 (2005: $96,339) of loans payable bear interest of 7.5% per annum, are unsecured and are repayable on or before December 31, 2006. The loans due on or before December 31, 2006 were not repaid and consequently these loans are in default.

Note 9	Capital Stock – Notes 11, 12 and 13

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

A summary of the status of the stock option plan as of September 30, 2006 and 2005 and changes during the period is presented below:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at September 30, 2004	-	-
Granted	10,000,000	$1.70
Exercised	(215,000)	$1.70
Cancelled	(2,250,000)	$1.70

Options outstanding and exercisable at September 30, 2005
and 2006	7,535,000	$1.70

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Stated in US Dollars) – Page 10

Note 9	Capital Stock – Notes 11, 12 and 13 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

At September 30, 2006, 9,785,000 share purchase options were outstanding to directors, employees and consultants entitling the holders thereof the right to purchase one common share of the Company at $1.70 per share for each option held. These share purchase options expire on October 15, 2009.

Using the Black-Scholes option pricing model, the stock options granted during the years ended September 30, 2005 to consultants were marked to fair value and expensed over the vesting period through charges to the statements of operations and additional paid-in capital. Total stock-based compensation for stock options granted to consultants and non- employees recognized during the year ended September 30, 2005, was $22,480,000. This amount was recorded in the statements of operations as stock-based compensation and in the balance sheets as additional paid-in capital.

The Compensation charge associated with directors’ and employees’ options granted during the year ended September 30, 2005 in the amount of $5,620,000 is not recognized in the financial statements, but included in the pro forma amounts below.

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

Had compensation cost associated with directors’ and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Stated in US Dollars) – Page 11

Note 9	Capital Stock – Notes 11, 12 and 13 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

Year ended
September 30,
2005

Net loss for the year	$(25,787,558)
Pro forma compensation cost	(5,620,000)

Pro forma net loss for the year	$(31,407,558)

Pro forma net loss per share	$(0.29)

Share Purchase Warrants

As at September 30, 2006, a total of 2,823,001 share purchase warrants were outstanding of which 416,666 warrants entitle the holders thereof the right to purchase 416,666 common shares at $2.40 per share until October 18, 2006, 1,160,960 warrants entitle the holders thereof the right to purchase 1,160,960 common shares at $1.30 per share until February 9, 2008 and 1,245,375 warrants entitle the holders thereof the right to purchase 1,245,375 common shares at $1.10 per share until June 15, 2008.

Subsequent to September 30, 2006, 416,666 warrants entitling the holders the right to purchase one common share of the Company at $2.40 per share for each share purchase warrant held expired.

Note 10	Deferred Tax Assets

At September 30, 2006, the Company has accumulated non-capital losses in the United States totalling approximately $432,959 and non-capital losses in Germany totalling $7,180,594 which can be carried forward and applied against future taxable income. The losses in Germany may be carried forward indefinitely and the losses in the United States expire as follows:

2020	$39,365
2021	40,269
2023	48,734
2024	52,378
2025	236,879
2026	15,334

$432,959

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Stated in US Dollars) – Page 12

Note 10	Deferred Tax Assets – (cont’d)

At September 30, 2006, the significant components of the Company’s future income tax assets are as follows:

Total
Deferred Tax Assets
Non-capital losses carryforward	$3,019,588
Valuation allowance for deferred tax asset	(3,019,588)

$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 11	Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the year ended September 30, 2005:

a)	The Company issued 34,000,000 common shares pursuant to the conversion of 34,000,000 special warrants for no additional consideration.

b)	The Company disposed of its computer equipment and furniture and fixtures as partial payment for a loan payable.

These transactions have been excluded from the statements of cash flows.

Note 12	Commitments – Notes 8, 9 and 13

i)	Lease Contracts

By four lease agreements dated September 30, 2004 and effective October 1, 2004, the Company entered into four lease contracts for the Company’s corporate head office. The leases require total payments of EUR6,690 (US$8,487) per month. Two of the leases are effective until May 31, 2007 and the other two are effective until December 31, 2007. The leases will be automatically extended every year unless cancelled with six months advance notice.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Stated in US Dollars) – Page 13

Note 12	Commitments – Notes 8, 9 and 13 – (cont’d)

i)	Lease Contracts – (cont’d) Minimum future lease payments

September 30, 2007	$80,960
2008	12,144

$93,104

ii)	Management/Consulting Contracts

a)

By a management consulting contract dated September 30, 2004 and effective October 1, 2004, the Company agreed to pay EUR15,000 (US$ 19,028) per month to a director of the Company for development, production and quality assurance services. This contract is for an unlimited term but may be terminated by either party with six months advance notice.

b)

By an agreement dated October 1, 2004, the Company agreed to pay $2,000 per month to a consultant of the Company. The agreement is effective for a term of 5 years. The Company granted 500,000 common stock options upon signing of the agreement. The exercise price of the stock options are $1.70 per share and expire on October 15, 2009. These stock options are included in the 10,000,000 stock options (Note 9).

c)

By a management consulting contract dated and effective October 1, 2004, the Company agreed to pay EUR5,000 (US$6,274) per month for marketing and business development services. Effective October 1, 2005, the contract was amended and the Company agreed to increase the payment to EUR7,500 (US$9,411) per month. Effective October 1, 2006, the Company agreed to the payment of EUR15,000 (US$19,028) for October, November and December, 2006. By agreement dated January 11, 2007, the Company agreed to the payment of EUR2,000 (US$2,537) per month until December 31, 2007. The contract automatically renews for one year if not terminated at the end of a year by giving six months advance notice.

d)

By a management consulting agreement dated December 1, 2004, the Company agreed to pay EUR3,900 (US$4,947) per month for finance and administration services. The contract is for an unlimited term but may be terminated by either party with six months advance notice.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Stated in US Dollars) – Page 14

Note 12	Commitments – Notes 8, 9 and 13 – (cont’d)

ii)	Management/Consulting Contracts

e)

By a management consulting contract dated and effective January 1, 2005, the Company agreed to pay EUR5,520 (US$7,002) per month for marketing, sales and distribution services. Effective November 10, 2006, the contract was amended and the payment was decreased to EUR3,750 (US$4,757) per month with additional payments of EUR10,000 (US$12,686) and EUR5,000 (US$6,343) in November and December 2006 respectively. The contract is for an unlimited term but may be terminated by either party with three months advance notice.

f)

By a management consulting contract dated December 12, 2005 and effective January 1, 2006, with a director of the Company, the Company agreed to pay EUR20,000 (25,371) per month to March 31, 2006 and EUR25,000 (US$31,714) until December 31, 2006 for technical services. Effective September 18, 2006, the contract was amended and the payment was decreased to EUR10,000 (US$12,686) per month and extended to June 30, 2007.

g)

By a management consulting contract dated April 15, 2006, the Company agreed to pay EUR2,000 (US$2,537) per month and EUR500 (US$634) per press release to a director of the Company for public relations. This contract is for an unlimited term but may be terminated by either party with three months advance notice.

h)

By management consulting agreements dated December 28, 2006 with directors of the Company, the Company agreed to pay a total of EUR56,000 (US$71,039) for the period October 1, 2006 to December 31, 2006 and EUR14,000 (US$17,760) per month for the period January 1, 2007 to September 30, 2007. The contract is for an unlimited term but may be terminated by either party with three months advance notice.

Note 13	Subsequent Event – Note 12

Subsequent to September 30, 2006, the Company adopted the 2006 Stock Option Plan which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers, consultants and employees. The exercise price of the options shall not be less than 75% of the fair market value of the shares at the closing price on the date of the grant.

The Company granted 4,500,000 options to directors of the Company entitling the holders thereof the right to purchase one common share of the Company at $0.40 per share for each option held. These share purchase options vest between April 1, 2007 and January 1, 2009 and expire between April 1, 2009 and January 1, 2011.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Stated in US Dollars) – Page 15

Note 14	Economic Dependence and Financial Instruments Risk

a)	Economic dependence

During the periods ended certain individual customers each provided more than 10% of total revenues as follows:

	Year ended	Year ended
	September 30,	September 30,
	2006	2005

Number of customers over 10%	2	1

Percentage per customer	35.7%	71.7%

b)	Credit risk

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

	September 30,	September 30,
	2006	2005
Number of customers over 10%	4	1
Percentage per customer	17.0%	96.5%

c)	Foreign currency risk

The Company is exposed to fluctuations in foreign currencies through its operations in the United States and Germany. The Company monitors this exposure, but had no hedge positions at the year-ends.

Note 15	Segmented Information

Geographic Information

The Company operates in two reportable operating segments, being the design, development and sale of technologies and equipment for application, and providing related consulting services, in the areas of refrigeration, water purification and water waste management.

Aqua Society, Inc.
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Stated in US Dollars) – Page 16

Note 15	Segmented Information – (cont’d)

Geographic Information – (cont’d)

	Germany	United States.	Total
	$	$	$
Year ended September 30, 2006

Revenue	2,203,763	-	2,203,763
Net loss	(4,312,915)	(15,334)	(4,328,249)
Current assets	847,037	7,923	854,960
Long-term assets	258,830	-	258,830
Total assets	1,105,867	7,923	1,113,790

Year ended September 30, 2005

Revenue	895,292	1,243	896,535
Net loss	(23,722,752)	(2,064,806)	(25,787,558)
Current assets	1,760,941	79,108	1,840,049
Long-term assets	288,495	-	288,495
Total assets	2,049,436	79,108	2,128,544

Sales and Cost of Goods Sold

	2006	2005

Sales
Equipment	$1,933,637	$722,092
Service	258,001	173,110
Other income	12,125	1,333

	2,203,763	896,535

Cost of goods sold
Equipment	1,571,430	627,907
Services	132,075	163,395

	1,703,505	791,302

	$500,258	$105,233

Note 16	Comparative Figures

Certain of the September 30, 2005, comparative figures have been reclassified to conform with the presentation used in the current period.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.                  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as we failed to timely file our periodic reports with the SEC on a number of occasions during the past fiscal year.

Our new management is in the process of taking measures to improve our disclosure controls and procedures in an effort to ensure that the information required to be disclosed is internally communicated and publicly reported within the time periods specified in the SEC’s rules and forms. In particular, we intend to engage outside consultants to assist us in the preparation of our accounting records and financial statements and will attempt to increase internal accountability and to clearly define internal communication channels in an effort to remedy the deficiencies identified by our principal executive officer and principal financial officer.

By working with our external consultants and our principal independent accountants, our management believes that the financial statements and the other information presented in this Annual Report are materially correct.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.                   OTHER INFORMATION.

Compensatory Arrangements Of Certain Officers

Effective December 28, 2006, we entered into management consulting services agreements with each of Robert Terberg, our current Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary, and currently a member of our Board of Directors, and Hugo van der Zee, currently the Chairman of our Board of Directors.

We agreed to pay to Mr. Terberg a consulting fee of EUR 10,000 (approximately $12,700) per month for the period from January 1, 2007 to September 30, 2007 in exchange for his agreement to act as our Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary and as a member of our Board of Directors. In addition, we agreed to pay Mr. Terberg a lump sum of EUR 40,000 (approximately $50,800) as consideration for the services provided by Mr. Terberg during the period from October 1, 2006 to December 31, 2006. The amount of the consulting fee to be paid to Mr. Terberg for periods ending after September 30, 2007 will be negotiated by the parties, provided that, if a new consulting fee cannot be agreed upon, the amount of the consulting fee will continue to be EUR 10,000 per month until such time as the agreement is terminated or a mutual agreement is reached with respect to a different amount. Our agreement with Mr. Terberg may be terminated with 3 months prior written notice and does not contain any change-in-control provisions.

We agreed to pay to Mr. van der Zee a consulting fee of EUR 4,000 (approximately $5,000) per month for the period from January 1, 2007 to September 30, 2007 in exchange for his agreement to act as Chairman of our Board of Directors. In addition, we agreed to pay Mr. van der Zee a lump sum of EUR 16,000 (approximately $20,300) as consideration for the services provided by Mr. van der Zee to us during the period from October 1, 2006 to December 31, 2006. The amount of the consulting fee to be paid to Mr. van der Zee for periods ending after September 30, 2007 will be negotiated by the parties, provided that, if a new consulting fee cannot be agreed upon, the amount of the consulting fee will continue to be EUR 4,000 per month until such time as the agreement is terminated or a mutual agreement is reached with respect to a different amount.

Our agreement with Mr. van der Zee may be terminated with 3 months prior written notice and does not contain any change-in-control provisions.

Copies of the each of the above management consulting services agreements are attached as exhibits to this Annual Report.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions with our company, and their biographical information.

Name of Director	Age	Position
Robert Terberg	51	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Hugo van der Zee	53	Chairman of the Board of Directors
Erwin Oser	60	Director
Hubert Hamm	45	Director

ROBERT TERBERG was appointed as our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary, and to our Board of Directors, on October 31, 2006. In addition, Mr. Terberg has been appointed as a managing director of Aqua GmbH, and will assist in the management of its day-to-day operations. Mr. Terberg has over 20 years of experience acting in executive level positions within Europe, Asia and Africa. During the last 5 years, Mr. Terberg has acted as the CEO of a private company in the automotive industry in the Netherlands. During the 3 months prior to joining our management team, Mr. Terberg had acted as an outside advisor to our wholly owned subsidiary, Aqua Society GmbH (“Aqua GmbH”), where he advised Aqua GmbH on the restructuring and reorientation of its operations. Mr. Terberg received no compensation in exchange acting as an advisor to Aqua GmbH.

HUGO VAN DER ZEE was appointed the Chairman of our Board of Directors on October 31, 2006. Mr. van der Zee is a lawyer by education, and practised for a number of years as a tax adviser. In 1990, Mr. van der Zee was admitted as a partner of the firm Deloitte & Touche. In 1994, Mr. van der Zee was assigned to Deloitte & Touche’s Central and Eastern European office where he acted as Chairman of the firm’s tax and legal affairs departments for the region. In 1997, Mr. van der Zee was appointed as Chairman of Deloitte and Touche Amsterdam. In 1999, Mr. van der Zee was seconded to the World Economic Forum in Davos, Switzerland, where he directed its Emerging Market Leaders Program and founded and managed the Technology Pioneers Program. Since 2001, Mr. van der Zee has acted as an independent advisor for emerging companies on legal and corporate governance issues. In 2004, Mr. van der Zee cofounded the Corgwell Group B.V., an advisory company that provides advice on a number of corporate governance, organization and management issues. In addition, in 2006, Mr. van der Zee became a partner of the firm Sage Partners LLC, a consulting firm that provides managerial advice and expertise to emerging companies.

HUBERT HAMM was appointed to our Board of Directors on October 31, 2006. Mr. Hamm is the inventor of a number of the Company’s technologies and runs the day-to-day operations of Aqua GmbH. Mr. Hamm has over 20 years of experience in the research and development, construction, maintenance and optimization of large-scale refrigeration plants, primarily for applications in mining and tunnel construction. From 1986 to 2001, Mr. Hamm worked in various management positions at RAG (formerly Ruhrkohle AG), a multi-billion dollar international mining and energy company. Mr. Hamm was the head of RAG’s HVAC&R department from 1994 to 2001. Since 2001, Mr. Hamm has been the head of his own engineering consulting firm, specializing in the development of HVAC&R technologies. Mr. Hamm is also one of our principal stockholders.

ERWIN OSER has been a member of our Board of Directors since October, 2004. In addition to acting as a member of our Board of Directors, Dr. Oser is our lead consultant in charge of research and development for our Energy Technologies Department. Since 1985, Dr. Oser has been the principal of Dr. Oser/Partner In Technik, a German based Management Consulting firm, that specializes in assisting their clients with the creation of efficient organization structures, product development and the introduction of new technologies. Dr. Oser received his Diploma in Physics and his Doctorate in Physical Chemistry from RWTH Aachen, in

Germany. He also completed post graduate studies at RWTH Aachen where he obtained his certificate in Economics.

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

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics was filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on January 20, 2005. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

OTHER SIGNIFICANT EMPLOYEES AND CONSULTANTS

See Part I, Item 1, “Description of Business” under the heading “Employees.”

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended September 30, 2006, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Robert Terberg CEO, CFO, President, Secretary, Treasurer & Director	Two	Two	None
Hugo van der Zee Chairman of the Board & Director	Two	Two	None

ITEM 10.                EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us for the last three fiscal years.

			Annual Compensation				Long Term Compensation
					Other Annual	Restricted		LTIP	All Other
		Year			Compen-	Stock	Options/	payouts	Compen-
Name	Title	Ended	Salary	Bonus	sation	Awarded	SARs (#)	($)	sation
Petrus	Former	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Lodestijn(1)	Officer &	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	Former	2004	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	Director
Achim	Former	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Stamm(2)	Officer &	2005	Nil	Nil	Nil	Nil	2,000,000	Nil	Nil
	Former	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	Director
Erwin Oser	Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
		2005	Nil	Nil	Nil	Nil	1,000,000	Nil	Nil
		2004	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Steve	Former	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Livingston	Officer &	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	Former	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	Director

(1)

Mr. Lodestijn was appointed as our Chief Executive Officer and President on December 13, 2006 and was appointed as our Chief Financial Officer, Treasure and Secretary, and as member of Board of Directors on March 22, 2006. Mr. Lodestijn resigned as our Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary, and as a member of our Board of Directors, on October 31, 2006. We had verbally agreed to pay Mr. Lodestijn management services fees in the amount of EUR 20,000 per month (approximately $25,400). Of the total amount due to Mr. Lodestijn, an amount of EUR 140,000 (approximately $177,800) was paid to him after the completion of our 2006 fiscal year. We are currently in negotiations with Mr. Lodestijn for the final settlement of any amounts owed to him upon his resignation.

(2)

Mr. Stamm held the positions of Chief Executive Officer and President from September 22, 2004 to December 13, 2006. Mr. Stamm held the positions of Chief Financial Officer, Treasurer and Secretary, and was a member of our Board of Directors, from September 22, 2004 until March 22, 2006.

We did not pay Mr. Stamm any salary or bonuses during the last 3 fiscal years. However, during the fiscal years ended September 30, 2005 and September 30, 2006, we paid management fees to Stamm & Lang Rechtsanwalte (“Stamm & Lang”), a German law firm of which Mr. Stamm is partner. During our 2005 fiscal year, we paid Stamm & Lang total management fees of $457,318. During our 2006 fiscal year, we paid Stamm & Lang management fees of $147,529, plus an additional $173,140 as payment in lieu of notice upon our termination of the management consulting agreement with Stamm & Lang.

STOCK OPTION GRANTS

We did not grant any stock options during our most recent fiscal year ended September 30, 2006.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended September 30, 2006:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FISCAL YEAR FISCAL YEAR-END OPTION/SAR VALUES
Name	Common Shares Acquired on Exercise ($)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Petrus Lodestijn	Nil	N/A	N/A	N/A
Achim Stamm,(1)	Nil	N/A	2,000,000 (unexercisable)	Nil(2) (unexercisable)
Erwin Oser	Nil	N/A	1,000,000 (exercisable)	Nil(2) (exercisable)

(1)	Pursuant to their terms, the options granted to Mr. Stamm expired 30 days after Mr. Stamm ceased to be employed by us.

(2)

Based upon the difference between the closing price of our common stock of $0.35, as at September 29, 2006, being the last trading day prior to our fiscal year-end of September 30, 2006, and the exercise price of the options granted.

EMPLOYMENT CONTRACTS

On December 28, 2006, we entered into a management consulting services agreements with each of Robert Terberg and Hugo van der Zee. The terms of our agreements with Mr. Terberg and Mr. van der Zee are described at Part II, Item 8B “Other Information” of this Annual Report.

We had verbally agreed to pay Petrus Lodestijn, our former Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary, and a former member of our Board of Directors, management services fees in the amount of EUR 20,000 per month (approximately $25,400). Of the total amounts due to Mr. Lodestijn, an amount of EUR 140,000 (approximately $177,800) has been paid to him We are currently in negotiations with Mr. Lodestijn for the final settlement of all amounts owed to him upon his resignation.

DIRECTOR COMPENSATION ARRANGEMENTS

We pay to Mr. Terberg and Mr. van der Zee management services fees in accordance with the terms of our agreements with each of them. See Part II, Item 8B “Other Information.” Although we do not pay Mr. Hamm or Mr. Oser any compensation in exchange for acting on our Board of Directors, Mr. Hamm is compensated pursuant to a consulting agreement between him and Aqua GmbH, under which Mr. Hamm is paid consulting fees of EUR 15,000 per month (approximately $19,000) in exchange for acting as our lead consultant in the areas of HVAC&R.

In addition, each of Messrs. Terberg, van der Zee, Hamm and Oser hold options to purchase shares of our common stock as follows:

Name	Total Number of Shares Subject to Options	Exercise Price Per Share	Option Vesting and Expiration Schedule
Robert Terberg CEO, President, CFO, Treasurer, Secretary & Director, and Managing Director of Aqua GmbH	2,500,000	$0.40	312,500 Options Vesting April 1, 2007 & Expiring April 1, 2009
312,500 Options Vesting July 1, 2007 & Expiring July 1, 2009
312,500 Options Vesting October 1, 2007 & Expiring October 1, 2009
312,500 Options Vesting January 1, 2008 & Expiring January 1, 2010
312,500 Options Vesting April 1, 2008 & Expiring April 1, 2010
312,500 Options Vesting July 1, 2008 & Expiring July 1, 2010
312,500 Options Vesting October 1, 2008 & Expiring October 1, 2010
			312,500 Options Vesting January 1, 2009 & Expiring January 1, 2011
Hugo van der Zee Chairman of the Board of Directors	2,000,000	$0.40	250,000 Options Vesting April 1, 2007 & Expiring April 1, 2009
250,000 Options Vesting July 1, 2007 & Expiring July 1, 2009
250,000 Options Vesting October 1, 2007 & Expiring October 1, 2009
250,000 Options Vesting January 1, 2008 & Expiring January 1, 2010
250,000 Options Vesting April 1, 2008 & Expiring April 1, 2010
250,000 Options Vesting July 1, 2008 & Expiring July 1, 2010
250,000 Options Vesting October 1, 2008 & Expiring October 1, 2010
			250,000 Options Vesting January 1, 2009 & Expiring January 1, 2011
Hubert Hamm Director and Managing Director of Aqua GmbH	2,050,000	$1.70	Fully vested, expiring on October 15, 2009
Dr. Erwin Oser Director	1,000,000	$1.70	Fully vested, expiring on October 15, 2009

During our 2005 and 2006 fiscal years, we paid management fees to Stamm & Lang, a German law firm of which Mr. Stamm, one of our former executive officers and former directors, is a partner. Under our contract with Stamm and Lang, Stamm & Lang provided us with management services in exchange for fees in the amount of EUR 15,000 per month (approximately $19,000). Beginning October 1, 2005, the management services fees charged to us by Stamm and Lang increased to EUR 20,000 per month (approximately $25,400). Our contract with Stamm & Lang was terminated in February, 2006. Upon termination, we paid Stamm & Lang a total of $173,140 in lieu of notice.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the end of our 2006 fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT SEPTEMBER 30, 2006
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	7,535,000	$1.70 per share	2,250,000(1)
Total	7,535,000	$1.70 per share	2,250,000(1)

(1)

Pursuant to the terms of our 2004 Stock Incentive Plan, shares that have been made subject to an option grant that cease to be subject to that grant for any reason other than the settlement or exercise of such options, may again be made available for issuance pursuant to stock options grants under the 2004 Stock Incentive Plan. During our 2006 fiscal year, options to acquire a total of 2,250,000 shares of our common stock expired pursuant to their terms and are again available for issuance under our 2004 Stock Incentive Plan.

2004 Stock Incentive Plan

On September 28, 2004, we established our 2004 Stock Incentive Plan (the “2004 Plan”). The purpose of the 2004 Plan is to advance the interests of our company and our stockholders by strengthening our ability to obtain and retain the services of the types of employees, consultants, officers and directors who contribute to our long term success and to provide incentives which are linked directly to increases in stock value which will inure to the benefit of all our stockholders. The 2004 Plan is administered by our Board of Directors or by a committee of two or more non-employee directors appointed by the Board of Directors (the "Administrator"). Subject to the provisions of the 2004 Plan, the Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. Options granted under the 2004 Plan may be either "incentive stock options," which qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, (the “Code”) or nonqualified stock options.

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options under the 2004 Plan, provided that they render bona fide services that are not in connection with the offer and sale of the Company's securities in a capital-raising transaction and that they do not directly or indirectly promote or maintain a market for the Company's securities.

The maximum number of shares of our common stock with respect to which options or rights may be granted under the 2004 Plan to any participant is 10,000,000 shares, subject to certain adjustments to prevent dilution. In addition, shares that have been made subject to an option grant under the 2004 Plan that cease to be subject to that grant for any reason other than the settlement or exercise of such options, may again be made available for issuance pursuant to option grants under the 2004 Plan.

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

The Administrator may amend or terminate the 2004 Plan at any time and in any manner, subject to the following: (1) no recipient of any award may, without his or her consent, be deprived thereof or of any of his or her rights thereunder or with respect thereto as a result of such amendment or termination; and (2) no outstanding incentive stock options may be modified in any manner that would cause such option not to qualify as an incentive stock option for the purposes of Section 422 of the Code.

The 2004 Plan terminates on September 28, 2014 unless sooner terminated by action of the Board of Directors. All awards granted under the 2004 Plan expire ten years from the date of grant, or such shorter period as is determined by the Administrator. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder shall again be available for issuance under the 2004 Plan.

We filed a Form S-8 Registration Statement under the Securities Act of 1933, as amended, to register the 10,000,000 shares of our common stock reserved for issuance under the 2004 Plan on January 12, 2005.

2006 Stock Option Plan

On December 21, 2006, our Board of Directors approved and adopted our 2006 Stock Option Plan (the “2006 Option Plan”). Under the 2006 Option Plan, options may be granted for a maximum of 7,000,000 shares of our common stock. The maximum number of shares that may be optioned under the 2006 Option Plan will increase each fiscal quarter, beginning with the fiscal quarter commencing April 1, 2007, by an amount equal to 15% of the total increase in the number of shares of common stock outstanding or such lesser amount as may be determined by our Board of Directors.

A summary of our 2006 Option Plan is set forth in our Current Report on Form 8-K filed with the SEC on December 29, 2006. The full text of the 2006 Option Plan is attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 29, 2006, and is incorporated by reference herein.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 8, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)(7)
DIRECTORS AND OFFICERS
Common Stock	Robert Terberg Director, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary Konrad-Adenauer Strasse, 9-13 Herten, Germany D-45699	550,000(2) (direct)	0.5%
Common Stock	Hugo van der Zee Chairman of the Board of Directors Konrad-Adenauer Strasse, 9-13 Herten, Germany D-45699	Nil(3)	N/A
Common Stock	Erwin Oser Director Hansaring 145 – 147, 50670 Koln, Germany	1,000,000(4) (direct)	0.8%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)(7)
Common Stock	Hubert Hamm Director Konrad-Adenauer Strasse, 9-13 Herten, Germany D-45699	74,050,000(5) (direct and indirect)	61.6%
Common Stock	Petrus Lodestijn
Former Director, Former Chief Executive
Officer, Former President, Former Chief
Financial Officer, Former Treasurer and
Former Secretary
Jacq. Van Mourikpad 1
6586AK, Plasmolen, The Netherlands
		Nil	N/A
Common Stock	Achim Stamm Former Director, Former Chief Financial Officer, Former Secretary and Former Treasurer Wilhelmstrasse 2, 61231 Bad Nauheim Germany	8,000,000(6) (indirect)	6.8%
Common Stock	All Officers and Directors as a Group (3 persons)	83,600,000	69.0%
5% STOCKHOLDERS
Common Stock	Water-Capital-Holding Ltd. c/o Meyer-Reumann, Legal Consultancy, World Trade Center, Level 13 P.O. Box 9353 Dubai, UAE 9353	80,000,000 (direct)	67.7%
Common Stock	Hubert Hamm Director Konrad-Adenauer Strasse, 9-13 Herten, Germany D-45699	74,050,000 (5) (direct and indirect)	61.6%
Common Stock	Achim Stamm Former Director, Former Chief Financial Officer, Former Secretary and Former Treasurer Wilhelmstrasse 2, 61231 Bad Nauheim Germany	8,000,000(6) (indirect)	6.8%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of January 8, 2006, we had 118,178,323 shares of common stock issued and outstanding.

(2)

Mr. Terberg owns options to acquire a total of 2,500,000 shares of our common stock, exercisable at $0.40 per share. The shares acquirable by Mr. Terberg pursuant to these options are not listed as beneficially owned by him as the options are not exercisable within the next 60 days.

(3)

Mr. van der Zee owns options to acquire a total of 2,000,000 shares of our common stock, exercisable at $0.40 per share. The shares acquirable by Mr. van der Zee pursuant to these options are not listed as beneficially owned by him as the options are not exercisable within the next 60 days.

(4)	The number of shares listed as beneficially owned by Dr. Oser consists of options to purchase 1,000,000 shares of our common stock exercisable at $1.70 per share.

(5)

The number of shares listed as beneficially owned by Mr. Hamm includes options to purchase 2,050,000 shares of Common Stock exercisable at $1.70 per share owned directly by Mr. Hamm and 72,000,000 shares of our common stock owned by Water-Capital-Holding Ltd. (“Water”). Through an arrangement with Mr. Stamm and Water, Mr. Hamm has the right to direct the disposition or voting of 72,000,000 shares of our common stock registered in Water’s name.

(6)

The number of shares listed as beneficially owned by Mr. Stamm include 8,000,000 shares of our common stock owned by Water. Through an arrangement with Mr. Hamm and Water, Mr. Stamm has the right to direct the disposition or voting of these 8,000,000 shares of our common stock.

(7)

In the case of each stockholder, the percentage has been calculated assuming the exercise of all options and warrants held by that individual. In the case of the group, the percentage has been calculated assuming exercise of all options held by the group.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, during the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Stamm & Lang Rechtsanwalte

During our 2005 fiscal year, we entered into a Management Consulting Contract with Stamm & Lang Rechtsanwalte (“Stamm & Lang”), a German law firm of which Achim Stamm, one of our former executive officers and former directors, is a partner. Under our contract with Stamm and Lang, Stamm & Lang were to provide us with management services in exchange for fees in the amount of EUR 15,000 per month (approximately $18,000). Beginning October 1, 2005, the management services fees charged to us by Stamm and Lang increased to EUR 20,000 per month (approximately $24,000). Our contract with Stamm & Lang was terminated in February, 2006. Upon termination, we paid Stamm & Lang a total of $173,140 in lieu of notice.

In addition, as of September 30, 2006, we had outstanding loans payable to Stamm & Lang of $1,441,507, which were payable on December 31, 2006 and are secured by the accounts receivable of Aqua GmbH. $697,832 of this amount bears interest at a rate of 7.5% per annum. We are currently in negotiation with Stamm & Lang for the settlement of these amounts.

Ecoenergy Patent GmbH

On September 30, 2006, we entered into a patent licensing agreement with Ecoenergy Patent GmbH (“Ecoenergy”). The sole shareholders of Ecoenergy are Hubert Hamm and Dr. Erwin Oser. Mr. Hamm has acted as the managing director of Aqua GmbH since its inception, is one of our key consultants and is also one of our principal stockholders. In addition, on October 31, 2006, Mr. Hamm was appointed to our Board of Directors. Dr. Oser has been a member of our Board of Directors since October 20, 2004 and is one of our key consultants in the area of energy optimization. We were granted the license rights in exchange for certain patent application costs related to the licensed technologies that were paid for by us. See Part I, Item 2, “Description of Business: Intellectual Property Rights.”

ITEM 13.                EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State effective December 27, 2004.(5)

3.2	Bylaws, effective March 2, 2000.(1)

10.1	Share Purchase Agreement between Water-Capital-Holding Ltd., V G Tech, Inc., Aqua Society GmbH and Steve Livingston, dated for reference September 3, 2004.(2)

10.2	Agreement and Deed of Transfer between Water-Capital-Holding Ltd. and V G Tech, Inc. dated for reference September 22, 2004.(3)

10.3	Certified Translation of a Notarial Deed executed by Uwe Diestel and Aqua Society GmbH dated November 30, 2004 regarding the purchase and sale of an interest in UFI-TEC GmbH.(5)

10.4	2004 Stock Incentive Plan.(4)

10.5	Marketing & Promotion Agreement between Aqua Society GmbH, Sesam Business Consultancy and Moosa Abu Aisha.(6)

10.6	Management Consulting Contract between Aqua Society GmbH and Stamm & Lang Rechtsanwelte, executed December 13, 2004.(7)

10.7	Supplementary Agreement between Aqua Society GmbH and Stamm & Lang Rechtsanwelte, dated September 30, 2005.(8)

10.8	Sales Agency Agreement between Aqua Society GmbH and Technical Supplies Center, Ltd. dated September 5, 2005. (7)

10.9

Patent License Agreement between Ecoenergy Patent GmbH and Aqua Society GmbH, executed by Ecoenergy Patent GmbH on August 21, 2006, and by Aqua Society GmbH on September 30, 2006 (translated from German to English).(9)

10.10

Attachment 1 to Patent License Agreement between Ecoenergy Patent GmbH and Aqua Society GmbH, executed by Ecoenergy Patent GmbH on August 21, 2006, and by Aqua Society GmbH on September 30, 2006 (German Language).(9)

10.11	2006 Stock Option Plan.(10)

10.12	Non-Qualified Stock Option Agreement between Aqua Society, Inc. and Robert Terberg dated effective as of December 21, 2006.(10)

10.13	Non-Qualified Stock Option Agreement between Aqua Society, Inc. and Hugo van der Zee dated effective as of December 21, 2006.(10)

10.14	Management Consulting Services Agreement between Aqua Society, Inc. and Robert Terberg dated effective as of December 28, 2006.

10.15	Management Consulting Services Agreement between Aqua Society, Inc. and Hugo van der Zee dated effective as of December 28, 2006.

Exhibit
Number	Description of Exhibit

14.1	Code of Ethics.(5)

21.1	List of Subsidiaries

23.1	Consent of Amisano Hanson, Independent Auditors.

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on January 29, 2003, as amended.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2004.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 28, 2004.
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on January 12, 2005.
(5)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on January 20, 2005.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on August 23, 2005.
(7)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on January 18, 2006.
(8)	Filed as an exhibit to our Amended Annual Report on Form 10-KSB filed with the SEC on February 3, 2006.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 6, 2006.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 29, 2006.

ITEM 14.                PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2006	Year Ended September 30, 2005
Audit Fees	$86,565	$35,113
Audit Related Fees	Nil	$2,023
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$86,565	$37,136

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

AQUA SOCIETY, INC.

Date:	January 15, 2007	By:	/s/ Robert Terbert
ROBERT TERBERG
Chief Executive Officer, Chief Financial Officer
President, Secretary. and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 15, 2007	By:	/s/ Robert Terberg
ROBERT TERBERG
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

Date:	January 15, 2007	By:	/s/ Hugo van der Zee
HUGO VAN DER ZEE
Chairman of the Board of Directors

Date:	January 15, 2007	By:	/s/ Hubert Hamm
HUBERT HAMM
Director

Date:	January 15, 2007	By:	/s/ Erwin Oser
DR. ERWIN OSER
Director