Form 10QSB
period 2006-12-31
AQUA SOCIETY, INC.
filed 2007-02-20
CIK 1213111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended December 31, 2006

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act
For the transition period from ________to ________

COMMISSION FILE NUMBER 000-50163

AQUA SOCIETY, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	52-2357931
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 20, 2007 the Issuer had 118,178,323 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AQUA SOCIETY, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

 (Stated in US Dollars)

 (Unaudited)

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
December 31, 2006 and September 30, 2006
(Stated in US Dollars)
(Unaudited)

	December 31,	September 30,
ASSETS	2006	2006

Current
Cash	$108,837	$187,432
Accounts receivable – trade	76,838	143,039
– other – Note 4	59,367	-
Government value added tax receivable	97,631	217,919
Inventory	332,389	306,569
Loans receivable	1	1

	675,063	854,960
Investments – Note 3	2	2
Patents and patent rights	193,485	193,485
Equipment	53,811	65,343

	$922,361	$1,113,790

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$527,018	$537,271
Loans payable – Notes 4 and 5	3,165,735	2,377,099

	3,692,753	2,914,370

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value – Notes 6 and 8
300,000,000 shares authorized
118,178,323 shares issued and outstanding (September 30, 2006:
118,178,323 shares)	118,179	118,179
Additional paid-in capital	28,690,854	28,609,612
Accumulated other comprehensive loss	(246,705)	(150,368)
Accumulated deficit	(31,332,720)	(30,378,003)

	(2,770,392)	(1,800,580)

	$922,361	$1,113,790

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited)

	2006	2005

Sales	$25,441	$782,242
Less: cost of goods sold	580	593,010

	24,861	189,232

General and administrative expenses:
Accounting and audit fees	73,443	57,121
Advertising and promotion	19,329	58,187
Amortization	5,899	6,584
Bad debts	28,431	43,685
Bank charges and interest	117	85
Consulting fees	36,634	177,085
Development costs – Note 4	268,919	412,455
Filing fees	867	121
Interest	57,256	57,088
Legal fees – Note 4	130,228	36,264
Management fees – Note 4	57,988	124,857
Office and miscellaneous	23,270	66,274
Rent	26,154	28,917
Salaries and benefits	154,052	96,888
Stock-based compensation	57,242	-
Transfer agent	225	815
Travel – Note 4	39,524	80,478
Write down of patents	-	8,994
Write down of inventory	-	63,928

	(979,578)	(1,319,826)

Operating loss before other item	(954,717)	(1,130,594)

Other item:
Interest income	-	5,292

Net loss for the period	(954,717)	(1,125,302)

Other comprehensive loss
Foreign currency adjustment	(96,337)	(2,551)

Comprehensive loss for the period	$(1,051,054)	$(1,127,853)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	118,178,323	115,771,988

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2006 and 2005
(Stated in US Dollars)
(Unaudited)

	2006	2005

Cash flows used in Operating Activities
Net loss for the period	$(954,717)	$(1,125,302)
Items not affecting cash:
Amortization	5,899	6,584
Stock-based compensation	57,242
Write-down of patents	-	8,994
Write-down of inventory	-	63,928
Interest imputed on loans payable	24,000	-
Changes in non-cash working capital items:
Accounts receivable	10,882	(126,415)
Government value added tax receivable	126,004	12,329
Inventory	(13,251)	9,748
Accounts payable and accrued liabilities	(23,954)	526,835

	(767,895)	(623,299)

Cash flows used in Investing Activities
Equipment disposal	5,634	48,178
Repayment of loans receivable	-	(68,388)

	5,634	(20,210)

Cash flows from Financing Activity
Increase in loans payable	677,508	174,408

Effect of exchange rates on cash	6,158	(7,730)

Decrease in cash during the period	(78,595)	(476,831)

Cash, beginning of the period	187,432	658,949

Cash, end of the period	$108,837	$182,118

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period May 13, 2004 (Date of Inception) to December 31, 2006
(Stated in US Dollars)
(Unaudited)

	Common Stock					Accumulated
			Additional			Other
			Paid-in	Special Warrants		Comprehensive	Accumulated
	Number	Par Value	Capital	Number	Amount	Gain (Loss)	Deficit	Total

Capital stock issued for cash	1	$31,042	$-	-	$-	$-	$-	$31,042
Contribution of assets	-	-	25,056	-	-	-	-	25,056
Pursuant to the acquisition of Aqua
Society GmbH	10,000,000	10,000	-	34,000,000	34,000	-	-	44,000
Exchange of shares	(1)	(31,042)	-	-	-	-	-	(31,042)
Outstanding shares of Company
prior to acquisition	69,908,000	69,908	-	-	-	-	(194,748)	(124,840)
Unrealized loss on translation	-	-	-	-	-	(997)	-	(997)
Net loss for the period	-	-	-	-	-	-	(67,448)	(67,448)

Balance, September 30, 2004	79,908,000	79,908	25,056	34,000,000	34,000	(997)	(262,196)	(124,229)

Issued for cash:
Pursuant to private placement - at $2.40	416,666	417	999,583	-	-	-	-	1,000,000
- at $1.98	1,232,322	1,233	2,438,766	-	-	-	-	2,439,999
Pursuant to exercise of options - at $1.70	215,000	215	365,285	-	-	-	-	365,500
Conversion of special warrants	34,000,000	34,000	-	(34,000,000)	(34,000)	-	-	-
Stock-based compensation	-	-	22,480,000	-	-	-	-	22,480,000
Unrealized gain on translation	-	-	-	-	-	89,594	-	89,594
Net loss for the year	-	-	-	-	-	-	(25,787,558)	(25,787,558)

Balance, September 30, 2005	115,771,988	115,773	26,308,690	-	-	88,597	(26,049,754)	463,306

Pursuant to private placement - at $1.04	1,160,960	1,161	1,206,237	-	-	-	-	1,207,398
- at $0.88	1,245,375	1,245	1,094,685	-	-	-	-	1,095,930
Unrealized loss on translation	-	-	-	-	-	(238,965)	-	(238,965)
Net loss for the period	-	-	-	-	-	-	(4,328,249)	(4,328,249)

Balance, September 30, 2006	118,178,323	118,179	28,609,612	-	-	(150,368)	(30,378,003)	(1,800,580)

SEE ACCOMPANYING NOTES

Continued

AQUA SOCIETY, INC.
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period May 13, 2004 (Date of Inception) to December 31, 2006
(Stated in US Dollars)
(Unaudited)

	Common Stock						Accumulated
			Additional				Other
			Paid-in	Special Warrants			Comprehensive	Accumulated
	Number	Par Value	Capital	Number		Amount	Gain (Loss)	Deficit	Total

Stock-based compensation	-	-	57,242	-		-	-	-	57,242
Unrealized loss on translation	-	-		-		-	(96,337)	-	(96,337)
Contribution of interest – Note 5	-	-	24,000	-		-	-	-	24,000
Net loss for the period	-	-	-	-		-	-	(954,717)	(954,717)

Balance, December 31, 2006	118,178,323	$118,179	$28,690,854	-	$		$(246,705)	$(31,332,720)	$(2,770,392)

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The accompanying interim consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under generally accepted accounting principles in the United States of America. The accompanying interim consolidated financial statements should be read in conjunction with the Company’s September 30, 2006 audited consolidated financial statements. Operating results from the period ended December 31, 2006 are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

Note 2	Nature and Continuance of Operations

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $31,332,720 since its inception, has a working capital deficiency of $3,017,690 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
December 31, 2006
(Stated in US Dollars) – Page 2
(Unaudited)

Note 3	Investments

	i)	UFI Tec GmbH

By an agreement dated November 30, 2004 and effective December 10, 2004, the Company acquired a 33% interest in UFI-Tech GmbH (“UFI”), a German limited company, for consideration of EUR 25,565 (US $32,476). During the year ended September 30, 2005, the Company wrote down the $32,476 investment and related loans receivable of $67,227 to their net realizable value of $1. During the year ended September 30, 2006, the Company sold 13.1% of their 33% interest (19.9% interest remains) for proceeds of EUR 10,072 (US $12,237) and wrote down an additional loan receivable of $66,094 to its net realizable value of $1.

ii)
By an agreement dated February 18, 2006, the Company acquired a 51% interest in TMR GmbH (“TMR”), a German limited company, in consideration of EUR 12,750 (US $15,999). TMR is involved in the development, installation, distribution and management of renewable resources. At the date of acquisition, TMR had no business, assets or liabilities. During the year ended September 30, 2006, the Company wrote down its investment by $15,674 (EUR 12,749) to $1. During the three months ended December 31, 2006, the Company disposed of its interest in TMR for $1.

Note 4	Related Party Transactions – Note 7

The Company incurred the following amounts charged by directors of the Company, the brother of a director of the Company and a law firm of which a former director of the Company is a partner:

	Three months ended
	December 31,
	2006	2005

Development costs	$88,013	$191,595
Legal fees	-	26,073
Management fees	57,988	124,857
Travel	-	1,780

	$146,001	$344,305

Accounts receivable – other includes $59,367 related to an advance to a former officer of the Company.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
December 31, 2006
(Stated in US Dollars) – Page 3
(Unaudited)

Note 4	Related Party Transactions – Note 7 – (cont’d)

Included in accounts payable and accrued liabilities is $77,498 (September 30, 2006: $79,358) due to directors of the Company and a former director of the Company. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Included in loans payable is $1,527,238 (September 30, 2006: $1,441,507) due to a law firm of which a former director of the Company is a partner.

Note 5	Loans Payable

Of the total loans outstanding at December 31, 2006, $950,886 (September 30, 2006: $883,822) bear interest at 7.5% per annum, are secured by accounts receivable of GmbH and are repayable on or before December 31, 2006, $773,403 (September 30, 2006: $743,675) are non-interest bearing, secured by accounts receivable of GmbH and are repayable on or before December 31, 2006, $1,319,261 (September 30, 2006: $634,276) are non-interest bearing, unsecured and due on demand, and $122,185 (September 30, 2006: $115,326) of loans payable bear interest of 7.5% per annum, are unsecured and are repayable on or before December 31, 2006. The loans due on or before December 31, 2006 were not repaid and are consequently in default. The company has imputed interest on the non-interest bearing loans at 10% per annum for a total of $24,000 during the three months ended December 31, 2006.

Note 6	Capital Stock – Note 8

Commitments:

Share Purchase Options

On December 21, 2006, the Company adopted a second stock incentive plan (the “2006 Stock Option Plan”) to provide incentives to employees, directors, officers and permitted consultants. The 2006 Stock Plan provides for the issuance of up to 7,000,000 options with a term to be determined by the plan administer or, if not so established, ten years. The maximum aggregate number of shares that may be optioned under the 2006 Stock Option Plan will be increased effective the first day of each of the Company’s fiscal quarters (“adjustment date”), beginning with the fiscal quarter commencing April 1, 2007 by an amount equal to the lesser of i) 15% of the outstanding shares on the first day of the applicable quarter less a) the number of shares of common stock that may be optioned and sold under the plan prior to the adjustment date and b) the number of shares of common stock that may be optioned and sold under any other stock option plan in effect as of the adjustment date or ii) such lesser number of shares of common stock as may be determined by the Board.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
December 31, 2006
(Stated in US Dollars) – Page 4
(Unaudited)

Note 6	Capital Stock – Note 8 – (cont’d)

Commitments: – (cont’d)

Share Purchase Options – (cont’d)

A summary of the stock options outstanding as at December 31, 2006 and changes during the period is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at September 30, 2006	7,535,000	$1.70
Granted	4,500,000	$0.40

Options outstanding at December 31, 2006	12,035,000	$1.21

Options exercisable at December 31, 2006	7,535,000

A summary of stock options outstanding at December 31, 2006, is as follows:

	Exercise
Number	Price	Expiry Date

562,500	$0.40	April 1, 2009
562,500	$0.40	July 1, 2009
562,500	0.40	October 1, 2009
7,535,000	$1.70	October 15, 2009
562,500	$0.40	January 1, 2010
562,500	$0.40	April 1, 2010
562,500	$0.40	July 1, 2010
562,500	$0.40	October 1, 2010
562,500	$0.40	January 1, 2011

12,035,000

The Company used the Black-Scholes option pricing model to compute estimated fair value at each of the grant dates.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
December 31, 2006
(Stated in US Dollars) – Page 5
(Unaudited)

Note 6	Capital Stock – Note 8– (cont’d)

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

The Company used the Black-Scholes option pricing model to compute the estimated fair value of the options granted during the three months ended December 31, 2006, based on the following assumptions:

Risk-free interest rate	4.84%
Dividend yield rate	0.00%
Price volatility	159.23%
Weighted average expected life of options	2.03 years
Weighted average fair value	$0.36

The Company recognized stock-based compensation of $57,242 during the three months ended December 31, 2006.

Share Purchase Warrants

As at December 31, 2006, a total of 2,406,335 share purchase warrants exercisable into 2,406,335 common shares were outstanding as follows:

	Exercise
Number	Price	Expiry Date

1,169,960	$1.30	February 9, 2008
1,245,375	$1.10	June 15, 2008

2,406,335

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
December 31, 2006
(Stated in US Dollars) – Page 6
(Unaudited)

Note 7	Commitments

	i)	Lease Contracts

By four lease agreements dated September 30, 2004 and effective October 1, 2004, the Company entered into four lease contracts for the Company’s corporate head office. The leases require total payments of EUR 6,690 (US$8,826) per month. Two of the leases are effective until May 31, 2007 and the other two are effective until December 31, 2007. The leases will be automatically extended every year unless cancelled with six months advance notice.

Minimum future lease payments

September 30, 2007	$80,960
2008	12,144

$93,104

ii)	Management/Consulting Contracts

a)

By a management consulting contract dated September 30, 2004 and effective October 1, 2004, the Company’s subsididary (“GmbH”) agreed to pay EUR15,000 (US $19,789) per month to a managing director of GmbH for development, production and quality assurance services. The managing director of the GmbH is also a director of the Company. This contract is for an unlimited term but may be terminated by either party with six months advance notice.

b)

By a consulting agreement dated October 1, 2004, the Company agreed to pay $2,000 per month to a consultant of the Company. The agreement is effective for a term of 5 years. The Company granted 500,000 common stock options upon signing of the agreement. The exercise price of the stock options is $1.70 per share and expires on October 15, 2009.

c)

By a management consulting contract dated and effective October 1, 2004, the Company agreed to pay EUR 5,000 (US$6,274) per month for marketing and business development services. Effective October 1, 2005, the contract was amended to increase the payment to EUR 7,500 (US $9,411) per month. Effective October 1, 2006, the contract was amended to EUR 15,000 (US$19,028) per month for October, November and December, 2006. By an agreement dated November 1, 2006 and effective January 11, 2007, the Company agreed to the payment of EUR 2,000 (US $2,638) per month until December 31, 2007 and a 5% commission of gross sales to third parties which occurred as a result of the consultant’s work. The contract automatically renews for one year if not terminated at the end of a year by giving six months advance notice.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
December 31, 2006
(Stated in US Dollars) – Page 7
(Unaudited)

Note 7	Commitments – (cont’d)

	ii)	Management/Consulting Contracts – (cont’d)

d)
By a management consulting contract dated and effective January 1, 2005, the GmbH agreed to pay EUR 5,520 (US $7,002) per month for marketing, sales and distribution services. By an agreement dated November 10, 2006 and effective January 1, 2007, the contract was amended to decrease the payment to EUR 3,750 (US $4,947) per month with additional payments of EUR 10,000 (US $12,686) and EUR 5,000 (US$6,343) in November and December 2006 respectively. The contract ends on December 31, 2007 and may be terminated by either party with three months advance notice.

e)
By a management consulting agreement dated August 1, 2005, the GmbH agreed to pay EUR 3,900 (US $5,145) per month for administration services for the research and development department. The contract is for an unlimited term and may be terminated by either party by giving six months advance notice.

f)
By a management consulting contract dated December 12, 2005 and effective January 1, 2006, the GmbH agreed to pay EUR 20,000 (US $25,371) per month to March 31, 2006 and EUR 25,000 (US $31,714) per month to December 31, 2006 for technical services. Effective September 18, 2006, the contract was amended and the payment was decreased to EUR 10,000 (US$ 12,686) per month and extended to June 30, 2007. The management consulting contract is with a company owned by a director of the Company.

g)
By a management consulting contract dated November 10, 2004, the Company agreed to pay EUR 500 (US $660) per press release to a former director of the Company. This contract is for an unlimited term but may be terminated by either party with one month advance notice.

h)
By management consulting agreements dated December 28, 2006, the Company agreed to pay directors of the Company a total of EUR 56,000 (US $73,879) for the period October 1, 2006 to December 31, 2006 and EUR 14,000 (US $18,470) per month for the period January 1, 2007 to September 30, 2007. The contract is for an unlimited term but may be terminated by either party with three months advance notice.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
December 31, 2006
(Stated in US Dollars) – Page 8
(Unaudited)

Note 8	Subsequent Event

Subsequent to December 31, 2007, the Company approved a private placement offering of 7,500,000 units at $0.30 per unit with each unit consisting of one share of the Company’s common stock and one-half share purchase warrant for total proceeds of $2,250,000. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at $0.35 per share for a period of one year from the date of issuance of the units.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended December 31, 2006 and changes in our financial condition from September 30, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended September 30, 2006.

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

Effective December 27, 2004, we changed our name to “Aqua Society, Inc.” to better reflect the nature of our current business operations

Recent Corporate Developments

The following significant corporate developments have occurred since our fiscal year ended September 30, 2006:

1.

After the completion of our 2006 fiscal year, we completed the construction of a demonstration prototype of our EnergyMission / Yellow Box technology. A media event to showcase this demonstration model was held at our facilities on December 21, 2006. This demonstration unit will be used by us for marketing and demonstration purposes as well as for research and development.

2.

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

3.

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

Changes to the Board of Directors and Executive Officers

In addition to the above corporate developments, there have been a number of changes to our Board of Directors and executive officers since the end of our 2006 fiscal year.

Effective October 31, 2006, Robert Terberg replaced Petrus Lodestijn as our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary and also as a member of our Board of Directors. Also effective on October 31, 2006, our Board of Directors was expanded by the appointment of Hubert Hamm as a director of the Company and by the appointment of Hugo van der Zee as the Chairman of the Company’s Board of Directors.

PLAN OF OPERATION

During the next twelve months, we will focus: (1) on the design and construction of products ordered from us; (2) on further developing the market for our products; and (3) on continuing to develop and improve our products. Specifically, our plan of operation for the next twelve months involves the following:

1.

Design and Construction of Ordered Units: During the next twelve months, we will work on the design and construction of the waste heat power generation, AquaMission and ThermoMobil units for which we have received orders.

2.	Market Development Activities: Over the next twelve months we intend to do the following in an effort to continue developing a market for our products and services:

(a)

We have completed the construction of a prototype EnergyMission / Yellow Box unit that we will use for marketing and demonstration purposes, as well as for ongoing research and development. The prototype unit will be used by us to demonstrate the effectiveness of our technology to trade media and industry representatives on an ongoing basis.

(b)

We are also in the process of setting up a wholly owned subsidiary in the Netherlands (the “Dutch Subsidiary”), through which we will seek to promote all of our products in the “Benelux” countries (Belgium, the Netherlands and Luxemberg). In addition, we intend to use the Dutch Subsidiary to establish an additional production facility to be located in the Netherlands. This production facility is expected to enable us to significantly expand our production capabilities from the limited facilities located in Herten, Germany. The Dutch Subsidiary is expected to be based in Zevenaar, near Arnhem, in the east of the Netherlands.

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

We anticipate spending approximately $2,000,000 in pursuing our plan of operation over the next twelve months. As of December 31, 2006, the date of our most recently available financial statements, we had a working capital deficit of $3,017,690. As such, we do not have sufficient working capital to meet our expected needs over the next twelve months. Although we have recently begun to earn revenues, we have not yet earned a net profit and we do not expect to achieve profitability in the near future as we expect to continue to incur substantial product development, marketing and operating expenses. We are likely to continue to need substantial additional financing in order to implement our plan of operation. Our management expects that any additional financing that we obtain will likely be in the form of equity financing.

Our actual expenditures and business plan may differ from the one stated above. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS OF OPERATIONS

First Quarter Summary

	Three Months Ended
	December 31		Percentage
	2006	2005	Increase / (Decrease)
Revenue	$25,441	$782,242	(96.7)%
Cost of Goods Sold	(580)	(593,010)	(99.9)%
General and Administrative Expenses	(979,578)	(1,319,826)	(25.8)%
Other Items	Nil	(5,292)	(100.0)%
Net Loss	$(954,717)	$(1,125,302)	(15.2)%

Revenues

During our last fiscal year, we earned revenues from HVAC&R and energy optimization consulting services, and from equipment sales made in connection with the provision of those services. However, we do not have a long-term history of earning revenues and, as a result, we are unable to accurately forecast future revenues. Readers are cautioned that our past operating results may not be indicative of future performance.

During the fiscal year ended December 31, 2006, our revenue decreased by 96.7% as compared to the same period ended in 2005. Since their appointment in October, 2006, our new executive officers and directors have been conducting a company wide review of our operations. During this period, we scaled back our HVAC&R and energy optimizing consulting activities. As a result, our revenues decreased substantially.

During the next twelve months, we intend to concentrate our resources on developing the market for our ThermoMobil, AquaMission and EnergyMission/Yellow Box products, as we believe that these products will provide us with the greatest opportunity for future profitability. As a result, we may continue to scale back the HVAC&R and energy optimization consulting services that we have provided in the past.

Although we have received orders for our ThermoMobil, AquaMission and EnergyMission/Yellow Box products, we have not yet earned any revenues from the sale of those products, and there are no assurances that we will be able earn such revenues in the future.

Operating Costs and Expenses

Our operating expenses for the quarterly period ended December 31, 2006 consisted of the following:

	Three Months Ended
	December 31		Percentage
	2006	2005	Increase / (Decrease)
Accounting and audit fees	$73,443	$57,121	28.6%
Advertising and promotion	19,329	58,187	(66.8)%
Amortization	5,899	6,584	(10.4)%
Bad debts	28,431	43,685	(34.9)%
Bank charges and interest	117	85	37.6%
Consulting fees	36,634	177,085	(79.3)%
Development costs	268,919	412,455	(34.8)%
Filing fees	867	121	616.5%
Interest	57,256	57,088	0.3%
Legal fees	130,228	36,264	259.1%
Management fees	57,988	124,857	(53.6)%
Office and miscellaneous	23,270	66,274	(64.9)%
Rent	26,154	28,917	(9.6)%
Salaries and benefits	154,052	96,888	(59.0)%
Stock-based compensation	57,242	Nil	100.0%
Transfer agent	225	815	(72.4)%

Travel	39,524	80,478	(50.9)%
Write down of patents	Nil	8,994	(100.0)%
Write down of inventory	Nil	63,928	(100.0)%
Total General and Administrative Expenses	$979,578	$1,319,826	(25.8)%

Our general and administrative expenses decreased by $340,248, or 25.8%, during the three month period ended December 31, 2006 as compared to 2005. This decrease in our general and administrative expenses was primarily generated as a result of the efforts of our current management to streamline our operations. During the next few months, we expect that our general and administrative expenses will continue to fluctuate somewhat as we continue to review and overhaul our current operations.

Management fees decreased by $66,869, or 53.6%, during the quarter ended December 31, 2006, primarily because of the termination of a management services contract under which we had been obligated to pay management fees of EUR 20,000 per month to a law firm of which a former officer and director is a partner. Also, during the last fiscal quarter, we scaled back some of our product development activities as our management conducted a company wide assessment of our operations. As a result, development costs, and consulting fees associated with our development activities, also decreased significantly during our last fiscal quarter. Office and travel expenses also decreased primarily as a result of our efforts to streamline our operations. Also contributing to the overall decrease in our general and administrative expenses from the quarter ended December 31, 2005 was the fact that, during our December 31, 2005 fiscal quarter, we recognized one-time patent and inventory write down charges totaling $72,922. No patent or inventory write down charges were recognized for the period ended December 31, 2006.

Offsetting the above decreases were significant increases in accounting and audit fees, legal fees and salaries and benefits. The increase in legal fees relates primarily to amounts incurred in connection with the negotiation of our patent licensing agreement with Ecoenergy Patent GmbH and in connection with the restructuring of our operations by our new management. The events giving rise to the additional amounts spent on legal fees are not expected to be ongoing. Accounting and auditing fees increased as a result of an increase in the amounts charged by our consulting accountants and by our independent auditors. The increase in salaries and benefits was a result of the hiring of two additional non-management employees.

Also, during the period ended December 31, 2007, we recorded stock-based compensation expenses of $57,242 on account of stock options granted to certain of our officers and directors during the period. No options or other stock-based compensation were granted during the period ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At	At	Percentage
	December 31, 2006	September 30, 2006	Increase / (Decrease)
Current Assets	$675,063	$854,960	(21.0)%
Current Liabilities	(3,692,753)	(2,914,370)	26.7%
Working Capital Surplus (Deficit)	$(3,017,690)	$(2,059,410)	46.5%

Included in current liabilities are a total of $1,527,238 payable to a law firm of which one of our former officers and directors, is a partner. We are currently in negotiations with the former officer and director for the settlement of the amounts owed to him and his law firm.

Cash Flows

	Three Months Ended December 31
	2006	2005
Cash Flows used in Operating Activities	$(767,895)	$(623,299)
Cash Flows used in Investing Activities	5,634	(20,210)
Cash Flows from Financing Activities	677,508	174,408
Effects of Foreign Exchange Rates	6,158	(7,730)
Net Decrease in Cash During Period	$(78,595)	$(476,831)

During the period ended December 31, 2006, we obtained financing in the form of a EUR 500,000 loan. This loan is unsecured, non-interest bearing and payable upon demand.

Total loans payable at December 31, 2006 consist of the following amounts:

(a)	$950,886, bearing interest at a rate of 7.5% per annum, secured by accounts receivable and repayable on or before December 31, 2006;

(b)	$773,403, non-interest bearing, secured by accounts receivable and repayable on or before December 31, 2006;

(c)	$122,185, bearing interest a rate of 7.5% per annum, unsecured and payable on or before December 31, 2006; and

(d)	$1,319,261, non-interest bearing, unsecured and due on demand.

The amounts payable on or before December 31, 2006 have not yet been repaid and are past due. We are currently in negotiations with our creditors for the settlement and repayment of amounts owed to them.

As at December 31, 2006 we had cash in the amount of $108,837 and a working capital deficit of $3,017,690. We anticipate spending approximately $2,000,000 over the next 12 months in pursuing our plan of operation. We will require substantial additional financing in the next few months in order to pursue our current plan of operation.

Although we earned revenues during our fiscal year ended September 30, 2006, we did not earn significant revenues during the fiscal quarter ended December 31, 2006 and we have not yet achieved profitability. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

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

Due to the uncertainty regarding our future revenues and profitability, we expect that the majority of additional financing that we obtain, if any, will likely be in the form of equity financing. Our management does not expect sufficient debt financing to be available to us through traditional sources at this stage of our business.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Aqua Society, Inc and our wholly owned subsidiary, Aqua Society GmbH, a German limited liability company (“Aqua GmbH”). All inter-company transactions have been eliminated.

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

RISKS AND UNCERTAINTIES

Need For Financing

We do not have sufficient financial resources to meet the expected costs of our plan of operation and current liabilities over the next twelve months. We have not yet achieved profitability. We are likely to continue to need substantial additional financing in order to implement our long term business plan. There is no assurance that we will be able to acquire sufficient financing on terms acceptable to us or at all. If financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment

Limited Operating History, Risks Of A New Business Venture

We are still in the process of developing our business and have only recently begun to earn revenues. Readers are cautioned that our past results may not be indicative of future performance.

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

Even If We Are Able To Develop A Commercial Market For Our Products, We May Not Have The Ability To Meet The Demand For Those Products

We intend to complete the construction of the initial AquaMission, ThermoMobil and EnergyMission/Yellow Box units ordered from us at our facilities located in Herten, Germany. However, the size of these facilities is limited.

We are currently in the process of establishing a wholly owned subsidiary in the Netherlands, with which we intend to establish a larger scale production facility. Further, we intend to seek supply contracts and/or joint venture/licensing agreements with independent manufacturing companies to manufacture our products on a large scale basis, however we have not yet entered into any such contracts or agreements.

Our Operations May Be Subject to Extensive Government Regulation

Our operations may be subject to extensive government regulations in the United States, Europe and elsewhere. In order to sell our products, we may have to satisfy numerous mandatory procedures,

regulations, and safety standards established by international, federal and state regulatory agencies. Although we currently comply with stringent German regulations, there can be no assurance that we can successfully comply with all present and future government regulations worldwide.

Risks of International Business Operations

Although we are incorporated in the United States, the majority of our operating activities are conducted in Germany. Additionally, in the past, we have targeted markets for our products in the Persian Gulf and other developing parts of the world, such as Africa. As such, a significant portion of our business depends upon our ability to establish and maintain successful relationships with businesses and governments located outside of the United States. If we are unable to establish and maintain such relationships, we may not be able to implement our business plan or plan of operations.

In order to better manage the risks associated with our international operations, our management has decided to focus their business development efforts on markets near to our base of operations, such as Germany, the Netherlands and the rest of Europe.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered sales of our equity securities completed during our fiscal quarter ended December 31, 2006 have been previously reported in the Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K that we filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Compensatory Arrangements Of Certain Officers

Effective December 28, 2006, we entered into management consulting services agreements with each of Robert Terberg, our current Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary, and currently a member of our Board of Directors, and Hugo van der Zee, currently the Chairman of our Board of Directors. The terms of our agreements with Mr. Terberg and Mr. van der Zee are disclosed in our Annual Report filed with the SEC on January 16, 2007.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State effective December 27, 2004.(5)
3.2	Bylaws, effective March 2, 2000.(1)
10.1	Share Purchase Agreement between Water-Capital-Holding Ltd., V G Tech, Inc., Aqua Society GmbH and Steve Livingston, dated for reference September 3, 2004.(2)
10.2	Agreement and Deed of Transfer between Water-Capital-Holding Ltd. and V G Tech, Inc. dated for reference September 22, 2004.(3)
10.3	Certified Translation of a Notarial Deed executed by Uwe Diestel and Aqua Society GmbH dated November 30, 2004 regarding the purchase and sale of an interest in UFI-TEC GmbH.(5)
10.4	2004 Stock Incentive Plan.(4)

Exhibit
Number	Description of Exhibit
10.5	Marketing & Promotion Agreement between Aqua Society GmbH, Sesam Business Consultancy and Moosa Abu Aisha.(6)
10.6	Management Consulting Contract between Aqua Society GmbH and Stamm & Lang Rechtsanwelte, executed December 13, 2004.(7)
10.7	Supplementary Agreement between Aqua Society GmbH and Stamm & Lang Rechtsanwelte, dated September 30, 2005.(8)
10.8	Sales Agency Agreement between Aqua Society GmbH and Technical Supplies Center, Ltd. dated September 5, 2005. (7)
10.9	Patent License Agreement between Ecoenergy Patent GmbH and Aqua Society GmbH, executed by Ecoenergy Patent GmbH on August 21, 2006, and by Aqua Society GmbH on September 30, 2006 (translated from German to English).(9)
10.10	Attachment 1 to Patent License Agreement between Ecoenergy Patent GmbH and Aqua Society GmbH, executed by Ecoenergy Patent GmbH on August 21, 2006, and by Aqua Society GmbH on September 30, 2006 (German Language).(9)
10.11	2006 Stock Option Plan.(10)
10.12	Non-Qualified Stock Option Agreement between Aqua Society, Inc. and Robert Terberg dated effective as of December 21, 2006.(10)
10.13	Non-Qualified Stock Option Agreement between Aqua Society, Inc. and Hugo van der Zee dated effective as of December 21, 2006.(10)
10.14	Management Consulting Services Agreement between Aqua Society, Inc. and Robert Terberg dated effective as of December 28, 2006.(11)
10.15	Management Consulting Services Agreement between Aqua Society, Inc. and Hugo van der Zee dated effective as of December 28, 2006.(11)
10.16	Technical Consulting Agreement between Aqua Society GmbH and Dr. Oser Partner in Technik.
14.1	Code of Ethics.(5)
21.1	List of Subsidiaries.(11)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on January 29, 2003, as amended.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2004.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 28, 2004.
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on January 12, 2005.
(5)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on January 20, 2005.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on August 23, 2005.
(7)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on January 18, 2006.
(8)	Filed as an exhibit to our Amended Annual Report on Form 10-KSB filed with the SEC on February 3, 2006.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 6, 2006.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 29, 2006.
(11)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on January 16, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA SOCIETY, INC.

Date:	February 20, 2007	By:	/s/ Robert Terberg

ROBERT TERBERG
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)