Form 10QSB
period 2007-03-31
AQUA SOCIETY, INC.
filed 2007-05-21
CIK 1213111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act

For the transition period from ________ to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 21, 2007 the Issuer had 118,178,323 Shares of Common Stock
outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

AQUA SOCIETY, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

 (Stated in US Dollars)

(Unaudited)

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
March 31, 2007 and September 30, 2006
(Stated in US Dollars)
(Unaudited)

		March 31,	September 30,
		2007	2006

ASSETS

Current
Cash		$710,180	$187,432
Accounts receivable – trade		78,371	143,039
– other – Note 4		60,000	-
Government value added tax receivable		86,304	217,919
Inventory		295,097	306,569
Loans receivable		1	1

		1,229,953	854,960

Investments – Note 3		2	2
Patents and patent rights		193,485	193,485
Equipment		55,096	65,343

		$1,478,536	$1,113,790

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4		$446,023	$537,271
Loans payable – Notes 4 and 5		4,532,836	2,377,099

		4,978,859	2,914,370

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value – Note 6
300,000,000 shares authorized
118,178,323 shares issued and outstanding (September 30, 2006:
118,178,323 shares)		118,179	118,179
Additional paid-in capital		29,256,028	28,609,612
Accumulated other comprehensive loss		(288,116)	(150,368)
Accumulated deficit		(32,586,414)	(30,378,003)

		(3,500,323)	(1,800,580)

	$	$ 1,478,536	$1,113,790

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended March 31, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31
	2007	2006	2007	2006

Sales	$69,903	$1,023,827	$95,344	$1,806,069
Less: cost of goods sold	58,053	738,398	58,633	1,331,408

	11,850	285,429	36,711	474,661

General and administrative expenses:
Accounting and audit fees	55,997	74,870	129,439	131,991
Advertising and promotion	22,596	46,749	41,925	104,936
Amortization	6,565	11,263	12,464	17,847
Bad debts	32,500	16,022	60,931	59,707
Bank charges and interest	221	408	337	493
Consulting fees	11,393	68,867	48,027	245,952
Development costs – Note 4	119,252	480,259	388,171	892,714
Filing fees	1,420	1,846	2,287	1,967
Interest	52,251	42,262	109,507	99,350
Legal fees – Note 4	69,517	62,402	199,745	98,666
Management fees – Note 4	187,949	393,038	245,938	517,895
Office and miscellaneous	20,338	60,935	43,609	127,209
Rent	32,797	36,445	58,951	65,362
Salaries and benefits	119,542	116,568	273,594	213,456
Stock-based compensation – Note 6	515,174	-	572,416	-
Transfer agent	875	370	1,100	1,185
Travel – Note 4	16,006	20,226	55,530	100,704

	(1,264,393)	(1,432,530)	(2,243,971)	(2,679,434)

Operating loss before other item	(1,252,543)	(1,147,101)	(2,207,260)	(2,204,773)

Other items:
Interest income	-	1,822	-	7,114
Write down of patents	-	(97)	-	(9,091)
Write down of investment and loan	-	(697)	-	(64,625)
Loss on disposal of equipment	(1,151)	-	(1,151)	-

Net loss for the period	(1,253,694)	(1,146,073)	(2,208,411)	(2,271,375)

Other comprehensive loss:
Foreign currency adjustment	(41,411)	(15,870)	(137,748)	(18,421)

Comprehensive loss for the period	$(1,295,105)	$(1,161,943)	$(2,346,159)	$(2,289,796)

Basic loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding	118,178,323	116,416,966	118,178,323	116,090,933

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended March 31, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	2007	2006

Cash flows used in Operating Activities
Net loss for the period	$(2,208,411)	$(2,271,375)
Items not affecting cash:
Amortization	12,464	17,847
Stock-based compensation	572,416	-
Write-down of patents	-	9,091
Write-down of inventory	-	64,625
Interest imputed on loans payable	74,000	-
Loss on disposal of equipment	1,151	-
Changes in non-cash working capital items:		(194,278)
Accounts receivable	12,501	(225,253)
Government value added tax receivable	139,074	(210,365)
Inventory	26,429	(14,188)
Accounts payable and accrued liabilities	(106,510)	774,486

	(1,476,886)	(2,049,410)

Cash flows used in Investing Activities
Investment	-	(15,327)
Cash acquired in investment in TMR GmbH	-	15,327
Patents	-	(97)
Equipment disposal (purchases)	(2,217)	32,526
Increase in loans receivable	-	(70,260)

	(2,217)	(37,831)

Cash flows from Financing Activities
Issuance of common stock for cash	-	1,207,398
Common stock subscriptions	-	1,095,930
Increase in loans payable	2,016,324	204,307

	2,016,324	2,507,635

Effect of exchange rates on cash	(14,473)	(16,230)

Increase in cash during the period	522,748	404,164

Cash, beginning of the period	187,432	658,949

Cash, end of the period	$710,180	$1,063,113

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period May 13, 2004 (Date of Inception) to March 31, 2007
(Stated in US Dollars)
(Unaudited )

	Common Stock					Accumulated
			Additional			Other
			Paid-in	Special Warrants		Comprehensive	Accumulated
	Number	Par Value	Capital	Number	Amount	Gain (Loss)	Deficit	Total

Capital stock issued for cash	1	$31,042	$-	-	$-	$-	$-	$31,042
Contribution of assets	-	-	25,056	-	-	-	-	25,056
Pursuant to the acquisition of Aqua Society GmbH	10,000,000	10,000	-	34,000,000	34,000	-	-	44,000
Exchange of shares	(1)	(31,042)	-	-	-	-	-	(31,042)
Outstanding shares of Company prior to acquisition	69,908,000	69,908	-	-	-	-	(194,748)	(124,840)
Unrealized loss on translation	-	-	-	-	-	(997)	-	(997)
Net loss for the period	-	-	-	-	-	-	(67,448)	(67,448)

Balance, September 30, 2004	79,908,000	79,908	25,056	34,000,000	34,000	(997)	(262,196)	(124,229)

Issued for cash:
Pursuant to private placement - at $2.40	416,666	417	999,583	-	-	-	-	1,000,000
- at $1.98	1,232,322	1,233	2,438,766	-	-	-	-	2,439,999
Pursuant to exercise of options - at $1.70	215,000	215	365,285	-	-	-	-	365,500
Conversion of special warrants	34,000,000	34,000	-	(34,000,000)	(34,000)	-	-	-
Stock-based compensation	-	-	22,480,000	-	-	-	-	22,480,000
Unrealized gain on translation	-	-	-	-	-	89,594	-	89,594
Net loss for the year	-	-	-	-	-	-	(25,787,558)	(25,787,558)

Balance, September 30, 2005	115,771,988	115,773	26,308,690	-	-	88,597	(26,049,754)	463,306

Issued for cash:
Pursuant to private placement - at $1.04	1,160,960	1,161	1,206,237	-	-	-	-	1,207,398
- at $0.88	1,245,375	1,245	1,094,685	-	-	-	-	1,095,930
Unrealized loss on translation	-	-	-	-	-	(238,965)	-	(238,965)
Net loss for the period	-	-	-	-	-	-	(4,328,249)	(4,328,249)

Balance, September 30, 2006	118,178,323	118,179	28,609,612	-	-	(150,368)	(30,378,003)	(1,800,580)

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.	Continued
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period May 13, 2004 (Date of Inception) to March 31, 2007
(Stated in US Dollars)
(Unaudited)

	Common Stock					Accumulated
			Additional			Other
			Paid-in	Special Warrants		Comprehensive	Accumulated
	Number	Par Value	Capital	Number	Amount	Gain (Loss)	Deficit		Total

Stock-based compensation	-	-	572,416	-	-	-	-		572,416
Unrealized loss on translation	-	-		-	-	(137,748)	-		(137,748)
Contribution of interest – Note 5	-	-	74,000	-	-	-	-		74,000
Net loss for the period	-	-	-	-	-	-	(2,208,411)		(2,208,411)

Balance, March 31, 2007	118,178,323	$118,179	$29,256,028	-	$-	$(288,116)	$(32,586,414)	$	$ (3,500,323)

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The accompanying interim consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under generally accepted accounting principles in the United States of America. The accompanying interim consolidated financial statements should be read in conjunction with the Company’s September 30, 2006 audited consolidated financial statements. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

Note 2	Nature and Continuance of Operations

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $32,586,414 since its inception, has a working capital deficiency of $3,748,906 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available.

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

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2007
(Stated in US Dollars) – Page 2
(Unaudited)

Note 3	Investments – (cont’d)

ii)

By an agreement dated February 18, 2006, the Company acquired a 51% interest in TMR GmbH (“TMR”), a German limited company, in consideration of EUR 12,750 (US $15,999). TMR is involved in the development, installation, distribution and management of renewable resources. At the date of acquisition, TMR had no business, assets or liabilities. During the year ended September 30, 2006, the Company wrote down its investment by $15,674 (EUR 12,749) to $1. During the six months ended March 31, 2007, the Company disposed of its interest in TMR for $1.

Note 4	Related Party Transactions – Note 7

The Company incurred the following amounts charged by directors of the Company, the brother of a director of the Company and a law firm of which a former director of the Company is a partner:

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006

Development costs	$39,297	$125,667	$127,311	$319,351
Legal fees	-	29,992	-	56,349
Management fees	187,949	393,038	245,938	517,895
Travel	-	1,799	-	3,599

	$344,305	$550,496	$373,249	$897,194

Accounts receivable – other includes $60,000 related to an advance to a former officer of the Company.

Included in accounts payable and accrued liabilities is $119,081 (September 30, 2006: $79,358) due to directors and officers of the Company and a former director of the Company. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Included in loans payable is $1,543,529 (September 30, 2006: $1,441,507) due to a law firm of which a former director of the Company is a partner.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2007
(Stated in US Dollars) – Page 3
(Unaudited)

Note 5	Loans Payable

Of the total loans outstanding at March 31, 2007, $1,076,015 (September 30, 2006: $883,822) bear interest at 7.5% per annum, are secured by the accounts receivable of the Company’s subsidiary (“GmbH”) and are repayable on or before December 31, 2006, $666,667 (September 30, 2006: $743,675) are non-interest bearing, secured by accounts receivable of the GmbH and are repayable on or before December 31, 2006, $2,666,667 (September 30, 2006: $634,276) are non-interest bearing, unsecured and due on demand, and $123,488 (September 30, 2006: $115,326) of loans payable bear interest of 7.5% per annum, are unsecured and are repayable on or before December 31, 2006. The loans due on or before December 31, 2006 were not repaid and are consequently in default. The company has imputed interest on the non-interest bearing loans for a total of $24,000 and $74,000 during the three and six months ended March 31, 2007, respectively.

Note 6	Capital Stock

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

A summary of the stock options outstanding as at March 31, 2007 and changes during the period is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at September 30, 2006	7,535,000	$1.70
Cancelled	(7,157,000)	$1.70
Granted	4,500,000	$0.40

Options outstanding at March 31, 2007	4,878,000	$0.50

Options exercisable at March 31, 2007	378,000

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2007
(Stated in US Dollars) – Page 4
(Unaudited)

Note 6	Capital Stock – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

A summary of stock options outstanding at March 31, 2007, is as follows:

Number	Exercise Price	Expiry Date

562,500	$0.40	April 1, 2009
562,500	$0.40	July 1, 2009
562,500	$0.40	October 1, 2009
378,000	$1.70	October 15, 2009
562,500	$0.40	January 1, 2010
562,500	$0.40	April 1, 2010
562,500	$0.40	July 1, 2010
562,500	$0.40	October 1, 2010
562,500	$0.40	January 1, 2011

4,878,000

The Company used the Black-Scholes option valuation model to compute the estimated fair value at each of the grant dates.

The Black-Scholes option-valuation model requires the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

The Company used the Black-Scholes option valuation model to compute the estimated fair value of the options granted during the three and six months ended March 31, 2007, based on the following assumptions:

Risk-free interest rate	4.84%
Dividend yield rate	0.00%
Price volatility	159.23%
Weighted average expected life of options	2.03 years
Weighted average fair value	$0.36

The Company recognized stock-based compensation of $515,174 and $572,416 during the three months and six months ended March 31, 2007, respectively.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2007
(Stated in US Dollars) – Page 5
(Unaudited)

Note 6	Capital Stock – (cont’d)

Commitments – (cont’d)

Share Purchase Warrants

As at March 31, 2007, a total of 2,406,335 share purchase warrants exercisable into 2,406,335 common shares were outstanding as follows:

Number	Exercise Price	Expiry Date
1,169,960	$1.30	February 9, 2008
1,245,375	$1.10	June 15, 2008
2,406,335

Private Placement

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

By four lease agreements dated September 30, 2004 and effective October 1, 2004, the Company entered into four lease contracts for the Company’s corporate head office. The leases require total payments of EUR 6,690 (US$8,920) per month. Two of the leases are effective until May 31, 2007 and the other two are effective until December 31, 2007. During the six months ended March 31, 2007, several contracts were cancelled effective June 30, 2007. The remaining lease requires total payments of EUR 680 (US $907) per month. The lease will be automatically extended every year unless cancelled with six months advance notice.

Minimum future lease payments

September 30, 2007	$32,200
2008	10,880

$43,080

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2007
(Stated in US Dollars) – Page 6
(Unaudited)

Note 7	Commitments – (cont’d)

ii)	Management/Consulting Contracts

a)

By a management consulting contract dated September 30, 2004 and effective October 1, 2004, the Company’s subsidiary (“GmbH”) agreed to pay EUR 15,000 (US $20,000) per month to a managing director of GmbH for development, production and quality assurance services. The managing director of GmbH is also a director of the Company. This contract is for an unlimited term but may be terminated by either party with six months advance notice.

b)

By a consulting agreement dated October 1, 2004, the Company agreed to pay $2,000 per month to a consultant of the Company. The agreement is effective for a term of 5 years. The Company granted 500,000 common stock options upon signing of the agreement. The exercise price of the stock options is $1.70 per share and expires on October 15, 2009.

c)

By a management consulting contract dated and effective October 1, 2004, GmbH agreed to pay EUR 5,000 (US $6,667) per month for marketing and business development services. Effective October 1, 2005, the contract was amended to increase the payment to EUR 7,500 (US $10,000) per month. Effective October 1, 2006, the contract was amended to EUR 15,000 (US $20,000) per month for October, November and December, 2006. By an agreement dated November 1, 2006 and effective January 11, 2007, the Company agreed to the payment of EUR 2,000 (US $2,667) per month until December 31, 2007 and a 5% commission of gross sales to third parties which occurred as a result of the consultant’s work. The contract automatically renews for one year if not terminated at the end of a year by giving six months advance notice.

d)

By a management consulting contract dated and effective January 1, 2005, the GmbH agreed to pay EUR 5,520 (US $7,360) per month for marketing, sales and distribution services. By an agreement dated November 10, 2006 and effective January 1, 2007, the contract was amended to decrease the payment to EUR 3,750 (US $5,000) per month with additional payments of EUR 10,000 (US $13,333) and EUR 5,000 (US $6,667) in November and December 2006 respectively. The contract ends on December 31, 2007 and may be terminated by either party with three months advance notice.

e)

By a management consulting agreement dated August 1, 2005, GmbH agreed to pay EUR 3,900 (US $5,200) per month for administration services for the research and development department. The contract is for an unlimited term and may be terminated by either party by giving six months advance notice.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2007
(Stated in US Dollars) – Page 7
(Unaudited)

Note 7	Commitments – (cont’d)

ii)	Management/Consulting Contracts – (cont’d)

f)

By a management consulting contract dated December 12, 2005 and effective January 1, 2006, GmbH agreed to pay EUR 20,000 (US $26,667) per month to March 31, 2006 and EUR 25,000 (US $33,333) per month to December 31, 2006 for technical services. Effective September 18, 2006, the contract was amended and the payment was decreased to EUR 10,000 (US$ 13,333) per month and extended to June 30, 2007. The management consulting contract is with a company owned by a director of the Company.

g)

By a management consulting contract dated November 10, 2004, GmbH agreed to pay EUR 500 (US $667) per press release to a former director of the Company. This contract is for an unlimited term but may be terminated by either party with one month advance notice.

h)

By management consulting agreements dated December 28, 2006, the Company agreed to pay directors and officers of the Company a total of EUR 56,000 (US $74,667) for the period October 1, 2006 to December 31, 2006 and EUR 14,000 (US $18,667) per month for the period January 1, 2007 to September 30, 2007. The contract is for an unlimited term but may be terminated by either party with three months advance notice.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Aqua Society” mean Aqua Society, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six month periods ended March 31, 2007 and changes in our financial condition from September 30, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended September 30, 2006.

Recent Corporation Developments

The following significant corporate developments have occurred since the end of our December 31, 2006 fiscal quarter:

1.

In January, 2007, our board of directors approved a private placement offering of our equity securities consisting of 7,500,000 units at a price of $0.30 per unit. Each unit offered consists of one share of our common stock and one-half of one share purchase warrant. Each full share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $0.35 per share for a period of one year from the date of issuance. This private placement offering is being made pursuant to the provisions of Regulation S under the Securities Act of 1933 to persons who are not “US persons” as defined in Regulation S. We have not yet completed the sale of any of the units offered and there are no assurances that we will be able to do so.

2.

In May, 2007, the Ministry of Innovation, Science, Research and Technology of North Rhine- Westphalia, provided us with a grant in the amount of EUR 226,759 (approximately $302,383). This grant was provided for the purpose of assisting us in the development of our EnergyMission/Yellow Box technology. We will receive the grant in three installments, the first of which is expected to be received at the end of June, 2007. Subsequent installments will be received in the following months upon our providing the Ministry with proof of the work performed.

PLAN OF OPERATION

During the next twelve months, we will focus: (1) on the design and construction of products ordered from us; (2) on further developing the market for our products; and (3) on continuing to develop and improve our products. Specifically, our plan of operation for the next twelve months involves the following:

1.

Design and Construction of Ordered Units: During the next twelve months, we will work on the design and construction of the EnergyMission/Yellow Box, AquaMission and ThermoMobil units for which we have received orders.

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

We anticipate spending approximately $2,000,000 in pursuing our plan of operation over the next twelve months. As of March 31, 2007, the date of our most recently available financial statements, we had a working capital deficit of $3,748,906. As such, we do not have sufficient working capital to meet our expected needs over the next twelve months. Although we have recently begun to earn revenues, we have not yet earned a net profit and we do not expect to achieve profitability in the near future as we expect to continue to incur substantial product development, marketing and operating expenses. We are likely to continue to need substantial additional financing in order to implement our plan of operation. Our management expects that any additional financing that we obtain will likely be in the form of equity financing.

Our actual expenditures and business plan may differ from the one stated above. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended March 31,			Six Months Ended March 31,
			Percentage			Percentage
	2007	2006	Increase /	2007	2006	Increase /
			(Decrease)			(Decrease)
Revenue	$69,903	$1,023,827	(93.2%)	$95,344	$1,806,069	(94.7%)

Cost of Goods Sold	(58,053)	(738,398)	(92.1%)	(58,633)	(1,331,408)	(95.6%)

General and Administrative Expenses	(1,264,393)	(1,432,530)	(11.7%)	(2,243,971)	(2,679,434)	(16.2%)

Other Items	(1,151)	1,028	(212.0%)	(1,151)	(66,602)	(98.3%)

Net Loss	$(1,253,694)	$(1,146,073)	9.4%	$(2,208,411)	$(2,271,375)	(2.8%)

Revenues

Revenues earned by us during the three and 6 month periods ended March 31, 2007 and 2006 were from HVAC&R and energy optimization consulting services provided by us, and from equipment sales made in connection with the provision of those services. However, we do not have a long-term history of earning revenues and, as a result, we are unable to accurately forecast future revenues. Readers are cautioned that our past operating results may not be indicative of future performance.

During the fiscal quarter ended March 31, 2007, our revenue decreased by 93.2% as compared to the same period ended in 2006. Since their appointment in October, 2006, our management has been conducting a company wide review of our operations. During this period, we scaled back our HVAC&R and energy optimizing consulting activities. As a result, our revenues decreased substantially.

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

Cost of Goods Sold

Cost of goods sold represents the costs of HVAC&R and energy optimization consulting services provided by us during the period and the cost of equipment sold in connection with the provision of those services. As stated above, we have scaled back our HVAC&R and energy optimizing consulting activities. As a result, our cost of goods sold for the fiscal period ended March 31, 2007 decreased proportionately.

General and Administrative Expenses

Our general and administrative expenses for the quarterly period ended March 31, 2007 consisted of the following:

	Second Quarter Ended March 31,			Six Months Ended March 31,
			Percentage			Percentage
	2007	2006	Increase /	2007	2006	Increase /
			(Decrease)			(Decrease)
Accounting and audit	$55,997	$74,870	(25.2%)	$129,439	$131,991	(1.9%)
fees
Advertising and	22,596	46,749	(51.7%)	41,925	104,936	(60.0%)
promotion
Amortization	6,565	11,263	(41.7%)	12,464	17,847	(30.2%)
Bad debts	32,500	16,022	102.8%	60,931	59,707	2.1%
Bank charges and	221	408	(45.8%)	337	493	(31.6%)
interest
Consulting fees	11,393	68,867	(83.5%)	48,027	245,952	(80.5%)
Development costs	119,252	480,259	(75.2%)	388,171	892,714	(56.5%)
Filing fees	1,420	1,846	(23.1%)	2,287	1,967	16.3%
Interest	52,251	42,262	23.6	109,507	99,350	(40.1%)
Legal fees	69,517	62,402	11.4%	199,745	98,666	102.4%
Management fees	187,949	393,038	(52.2%)	245,938	517,895	(52.5%)
Office and	20,338	60,935	(66.6%)	43,609	127,209	(65.7%)
miscellaneous
Rent	32,797	36,445	(10.0%)	58,951	65,362	(9.8%)
Salaries and benefits	119,542	116,568	2.6%	273,594	213,456	28.2%
Stock-based	515,174	-	100%	572,416	-	100%
compensation
Transfer agent	875	370	136.5%	1,100	1,185	(7.2%)
Travel	16,006	20,226	(20.9%)	55,530	100,704	(44.9%)
Total General and	$1,264,393	$1,432,530	(11.7%)	$2,243,971	$2,679,434	(16.2%)
Administrative

Our general and administrative expenses decreased by $168,137, or 11.7%, during the three month period ended March 31, 2007 as compared to 2006. This decrease in our general and administrative expenses was primarily generated as a result of the efforts of our current management to streamline our operations. During the next few months, we expect that our general and administrative expenses will continue to fluctuate somewhat as we continue to review and overhaul our current operations.

Management fees decreased by $205,089, or 52.2%, during the quarter ended March 31, 2007, primarily because of the termination of a management services contract under which we had been obligated to pay management fees of EUR 20,000 per month to a law firm of which a former officer and director is a partner. Also, during the last fiscal quarter, we scaled back some of our product development activities as our management conducted a company wide assessment of our operations. As a result, development costs, and consulting fees associated with our development activities, also decreased significantly during our last fiscal quarter. Office and travel expenses also decreased primarily as a result of our efforts to streamline our operations.

During the three month period ended March 31, 2007, we recorded stock-based compensation expenses of $515,174 on account of stock options granted to certain of our officers and directors in December, 2006 that vested during the period. No options or other stock-based compensation were granted during the period ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At	At	Percentage
	March 31, 2007	September 30, 2006	Increase / (Decrease)
Current Assets	$1,229,953	$854,960	43.9%
Current Liabilities	(4,978,859)	(2,914,370)	70.8%
Working Capital Surplus (Deficit)	$(3,748,906)	$(2,059,410)	80.5%

Included in current liabilities are a total of $1,543,529 payable to a law firm of which one of our former officers and directors, is a partner. We are currently in negotiations with the former officer and director for the settlement of the amounts owed to him and his law firm.

Cash Flows
	Six Months Ended March 31
	2007	2006
Cash Flows used in Operating Activities	$(1,476,886)	$(2,049,410)
Cash Flows used in Investing Activities	(2,217)	(37,831)
Cash Flows from Financing Activities	2,016,324	2,507,635
Effects of Foreign Exchange Rates	(14,473)	(16,230)
Net Increase in Cash During Period	$522,748	$404,164

During the six month period ended March 31, 2007, we have obtained financing in the form of loans totaling $2,016,324. The amounts obtained as a result of these loans are unsecured, non-interest bearing and payable upon demand.

Total loans payable at March 31, 2007 consist of the following amounts:

(a)	$1,076,015, bearing interest at a rate of 7.5% per annum, secured by accounts receivable of the Company’s subsidiary, Aqua GmbH, and repayable on or before December 31, 2006;

(b)	$666,667, non-interest bearing, secured by the accounts receivable of Aqua GmbH and repayable on or before December 31, 2006;

(c)	$123,488, bearing interest a rate of 7.5% per annum, unsecured and payable on or before December 31, 2006; and

(d)	$2,666,667, non-interest bearing, unsecured and due on demand.

The amounts payable on or before December 31, 2006 have not yet been repaid and are past due. We are currently in negotiations with our creditors for the settlement or extension of the amounts owed to them; however, there are no assurances that those negotiations will be successful. If we are not successful in negotiating alternative arrangements to settle or extend those loans, we will need to obtain additional financing in order to repay the amounts owing.

As at March 31, 2007 we had cash in the amount of $710,180 and a working capital deficit of $3,748,906. We anticipate spending approximately $2,000,000 over the next twelve months in pursuing our plan of operation. We will require substantial additional financing in the next few months in order to pursue our current plan of operation.

We earned revenues of $69,903 during the fiscal quarter ended March 31, 2007; however we have not yet achieved profitability. Our management is currently in the process of reviewing and restructuring our operations. As a result, past results may not be indicative of future performance. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

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

In January, 2007, our board of directors approved a private placement offering of 7,500,000 units at a price of $0.30 per unit for total potential proceeds of $2,250,000. Each unit offered consists of one share of our common stock and one-half of one share purchase warrant. Each full share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $0.35 per share for period of one year from the date of issuance. This private placement offering is being made pursuant to the provisions of Regulation S of the Securities Act of 1933 to persons who are not “US persons” as defined in Regulation S. We have not yet completed the sale of any of the securities being offered as part of this private placement and there are no assurances that we will be able to do so.

We do not currently have any other financing arrangements in place. Our management is currently in the process of evaluating our financing options. There are no assurances that we will be able to obtain financing in an amount sufficient to fund our plan of operation and meet our current obligations.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to our audited financial statements for the year ended September 30, 2006 included in our Annual Report on Form 10-KSB filed with the SEC on January 16, 2007.

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

At March 31, 2007, we had loans payable totaling $4,532,836. Of this amount, $1,866,170 was due on December 31, 2006, and has not been repaid. As a result, we are currently in default of our obligations under those loans. We are currently in the process of negotiating alternative arrangements for the settlement or extension of those loans; however, there are no assurances that those negotiations will be successful. If we are not successful in negotiating alternative arrangements to settle or extend those loans, we will need to obtain additional financing in order to repay the amounts owing.

In January, 2007, our board of directors approved a private placement offering of our equity securities. If we are able to complete the sale of all of the equity securities offered, we will receive total proceeds of $2,250,000. However we have not yet completed the sale of any of the equity securities offered, and there are no assurances that we will be able to do so. Even if we are able to complete the sale of all of the securities being offered in this private placement, the proceeds that we will receive will be insufficient to repay all of our current liabilities and pay for the anticipated costs of our plan of operation for the next twelve months.

We do not currently have any other financing arrangements in place, and there is no assurance that we will be able to obtain sufficient financing.

Limited Operating History, Risks Of A Developing Business

We are still in the process of developing our business and have only recently begun to earn revenues. Readers are cautioned that our past results may not be indicative of future performance.

Potential investors should be aware of the difficulties normally encountered by developing enterprises and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will ever achieve profitable operations.

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

ITEM 3.           CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as we failed to timely file our periodic reports with the SEC on a number of occasions during our September 30, 2006 fiscal year.

Our management is in the process of taking measures to improve our disclosure controls and procedures in an effort to ensure that the information required to be disclosed is internally communicated and publicly reported within the time periods specified in the SEC’s rules and forms. In particular, we intend to engage outside consultants to assist us in the preparation of our accounting records and financial statements and will attempt to increase internal accountability and to clearly define internal communication channels in an effort to remedy the deficiencies identified by our principal executive officer and principal financial officer.

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

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State effective December 27, 2004.(5)

3.2	Bylaws, effective March 2, 2000.(1)

10.1	Share Purchase Agreement between Water-Capital-Holding Ltd., V G Tech, Inc., Aqua Society GmbH and Steve Livingston, dated for reference September 3, 2004.(2)

10.2	Agreement and Deed of Transfer between Water-Capital-Holding Ltd. and V G Tech, Inc. dated for reference September 22, 2004.(3)

10.3	Certified Translation of a Notarial Deed executed by Uwe Diestel and Aqua Society GmbH dated November 30, 2004 regarding the purchase and sale of an interest in UFI-TEC GmbH.(5)

10.4	2004 Stock Incentive Plan.(4)

10.5	Marketing & Promotion Agreement between Aqua Society GmbH, Sesam Business Consultancy and Moosa Abu Aisha.(6)

10.6	Management Consulting Contract between Aqua Society GmbH and Stamm & Lang Rechtsanwelte, executed December 13, 2004.(7)

10.7	Supplementary Agreement between Aqua Society GmbH and Stamm & Lang Rechtsanwelte, dated September 30, 2005.(8)

10.8	Sales Agency Agreement between Aqua Society GmbH and Technical Supplies Center,

Exhibit
Number	Description of Exhibit

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

10.11	2006 Stock Option Plan.(10)

10.12	Non-Qualified Stock Option Agreement between Aqua Society, Inc. and Robert Terberg dated effective as of December 21, 2006.(10)

10.13	Non-Qualified Stock Option Agreement between Aqua Society, Inc. and Hugo van der Zee dated effective as of December 21, 2006.(10)

10.14	Management Consulting Services Agreement between Aqua Society, Inc. and Robert Terberg dated effective as of December 28, 2006.(11)

10.15	Management Consulting Services Agreement between Aqua Society, Inc. and Hugo van der Zee dated effective as of December 28, 2006.(11)

10.16	Technical Consulting Agreement between Aqua Society GmbH and Dr. Oser Partner in Technik.(12)

14.1	Code of Ethics.(5)

21.1	List of Subsidiaries.(11)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on January 29, 2003, as amended.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2004.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 28, 2004.
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on January 12, 2005.
(5)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on January 20, 2005.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on August 23, 2005.
(7)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on January 18, 2006.
(8)	Filed as an exhibit to our Amended Annual Report on Form 10-KSB filed with the SEC on February 3, 2006.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 6, 2006.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 29, 2006.
(11)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on January 16, 2007.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on February 20, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA SOCIETY, INC.

Date:	May 21, 2007	By:	/s/ Robert Terberg

ROBERT TERBERG
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)