Form 10QSB
period 2007-06-30
AQUA SOCIETY, INC.
filed 2007-08-20
CIK 1213111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2007

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
(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 16, 2007 the Issuer had 118,178,323 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AQUA SOCIETY, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Stated in US Dollars)

(Unaudited)

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
June 30, 2007 and September 30, 2006
(Stated in US Dollars)
(Unaudited)

	June 30,	September 30,
ASSETS	2007	2006

Current
Cash	$193,156	$187,432
Accounts receivable – trade	78,161	143,039
– other – Note 4	20,210	-
Government value added tax receivable	42,117	217,919
Inventory	296,794	306,569
Loans receivable – Note 3	-	1

	630,438	854,960
Investments – Note 3	1	2
Patents and patent rights	193,485	193,485
Equipment	51,817	65,343

	$875,741	$1,113,790

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$337,672	$537,271
Loans payable – Notes 4 and 5	3,020,723	2,377,099

	3,358,395	2,914,370

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value – Notes 6 and 7
300,000,000 shares authorized
118,178,323 shares issued and outstanding (September 30, 2006:
118,178,323 shares)	118,179	118,179
Additional paid-in capital	31,878,034	28,609,612
Accumulated other comprehensive loss	(332,682)	(150,368)
Accumulated deficit	(34,146,185)	(30,378,003)

	(2,482,654)	(1,800,580)

	$875,741	$1,113,790

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended June 30, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$32,180	$273,301	$127,524	$2,079,370
Less: cost of goods sold	25,964	339,480	84,597	1,670,888

	6,216	(66,179)	42,927	408,482

General and administrative expenses:
Accounting and audit fees	59,842	94,555	189,281	226,546
Advertising and promotion	7,076	435,912	49,001	540,848
Amortization	6,415	25,956	18,879	43,803
Bad debts	-	635	60,931	60,342
Bank charges and interest	203	160	540	653
Consulting fees	18,255	14,451	66,282	260,403
Development costs – Note 4	53,721	435,811	441,892	1,328,525
Filing fees	751	1,061	3,038	3,028
Interest	50,000	19,292	159,507	118,642
Legal fees – Note 4	16,872	21,573	216,617	120,239
Management fees – Note 4	117,244	123,043	363,182	640,939
Office and miscellaneous	32,222	71,491	75,831	198,699
Rent	25,345	36,735	84,296	102,097
Salaries and benefits	116,228	164,160	389,822	377,616
Stock-based compensation – Note 6	1,026,623	-	1,599,039	-
Transfer agent	275	301	1,375	1,486
Travel – Note 4	34,913	59,143	90,443	159,847

	(1,565,985)	(1,504,279)	(3,809,956)	(4,183,713)

Operating loss before other item	(1,559,769)	(1,570,458)	(3,767,029)	(3,775,231)

Other items:
Interest income	-	132	-	7,246
Write down of patents	-	(97)	-	(9,188)
Write down of investment and loan	(2)	(687)	(2)	(65,312)
Loss on disposal of equipment	-	-	(1,151)	-

Net loss for the period	(1,559,771)	(1,571,110)	(3,768,182)	(3,842,485)

Other comprehensive loss:
Foreign currency adjustment	(44,566)	(7,474)	(182,314)	(25,895)

Comprehensive loss for the period	$(1,604,337)	$(1,578,584)	$(3,950,496)	$(3,868,380)

Basic loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of shares	118,178,323	116,779,590	118,178,323	116,440,032
outstanding

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended June 30, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	2007	2006

Cash flows used in Operating Activities
Net loss for the period	$(3,768,182)	$(3,842,485)
Items not affecting cash:
Amortization	18,879	43,803
Stock-based compensation	1,599,039	-
Write-down of patents	-	9,188
Write-down of investment and loan receivable	2	65,312
Interest imputed on loans payable	124,000	-
Loss on disposal of equipment	1,151	-
Changes in non-cash working capital items:
Accounts receivable	52,264	499,247
Government value added tax receivable	184,781	(279,702)
Inventory	28,124	2,759
Accounts payable and accrued liabilities	(217,182)	388,222

	(1,977,124)	(3,113,656)

Cash flows used in Investing Activities
Investment	-	(15,999)
Cash acquired in investment in TMR GmbH	-	15,999
Patents	-	(194)
Equipment purchases	(6,504)	(6,478)
Increase in loans receivable	-	(72,146)

	(6,504)	(78,818)

Cash flows from Financing Activities
Issuance of common stock for cash	-	2,303,328
Increase in loans payable	2,038,681	251,361

	2,038,681	2,554,689

Effect of exchange rates on cash	(49,329)	9,170

Increase (decrease) in cash during the period	5,724	(628,615)

Cash, beginning of the period	187,432	658,949

Cash, end of the period	$193,156	$30,334

Non-cash Transaction – Note 8

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period May 13, 2004 (Date of Inception) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

	Common Stock					Accumulated
			Additional			Other
			Paid-in	Special	Warrants	Comprehensiv	Accumulated
						e
	Number	Par Value	Capital	Number	Amount	Gain (Loss)	Deficit	Total

Capital stock issued for cash	1	$31,042	$-	-	$-	$-	$-	$31,042
Contribution of assets	-	-	25,056	-	-	-	-	25,056
Pursuant to the acquisition of Aqua Society GmbH	10,000,000	10,000	-	34,000,000	34,000	-	-	44,000
Exchange of shares	(1)	(31,042)	-	-	-	-	-	(31,042)
Outstanding shares of Company prior to acquisition	69,908,000	69,908	-	-	-	-	(194,748)	(124,840)
Unrealized loss on translation	-	-	-	-	-	(997)	-	(997)
Net loss for the period	-	-	-	-	-	-	(67,448)	(67,448)

Balance, September 30, 2004	79,908,000	79,908	25,056	34,000,000	34,000	(997)	(262,196)	(124,229)
Issued for cash:
Pursuant to private placement - at $2.40	416,666	417	999,583	-	-	-	-	1,000,000
- at $1.98	1,232,322	1,233	2,438,766	-	-	-	-	2,439,999
Pursuant to exercise of options - at $1.70	215,000	215	365,285	-	-	-	-	365,500
Conversion of special warrants	34,000,000	34,000	-	(34,000,000)	(34,000)	-	-	-
Stock-based compensation	-	-	22,480,000	-	-	-	-	22,480,000
Unrealized gain on translation	-	-	-	-	-	89,594	-	89,594
Net loss for the year	-	-	-	-	-	-	(25,787,558)	(25,787,558)

Balance, September 30, 2005	115,771,988	115,773	26,308,690	-	-	88,597	(26,049,754)	463,306
Issued for cash:
Pursuant to private placement - at $1.04	1,160,960	1,161	1,206,237	-	-	-	-	1,207,398
- at $0.88	1,245,375	1,245	1,094,685	-	-	-	-	1,095,930
Unrealized loss on translation	-	-	-	-	-	(238,965)	-	(238,965)
Net loss for the period	-	-	-	-	-	-	(4,328,249)	(4,328,249)

Balance, September 30, 2006	118,178,323	118,179	28,609,612	-	-	(150,368)	(30,378,003)	(1,800,580)

…/cont’d

SEE ACCOMPANYING NOTES

Continued
AQUA SOCIETY, INC.
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period May 13, 2004 (Date of Inception) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

	Common Stock					Accumulated
			Additional			Other
			Paid-in	Special Warrants		Comprehensive	Accumulated
	Number	Par Value	Capital	Number	Amount	Gain (Loss)	Deficit	Total

Stock-based compensation	-	-	1,599,039	-	-	-	-	1,599,039
Unrealized loss on foreign currency translation	-	-		-	-	(182,314)	-	(182,314)
Contribution of interest – Note 5	-	-	124,000	-	-	-	-	124,000
Loan payable forgiven – Notes 4 and 5	-	-	1,545,383	-	-	-	-	1,545,383
Net loss for the period	-	-	-	-	-	-	(3,768,182)	(3,768,182)

Balance, June 30, 2007	118,178,323	$118,179	$31,878,034	-	$-	$(332,682)	$(34,146,185)	$(2,422,654)

SEE ACCOMPANYING NOTES

AQUA SOCIETY, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The accompanying interim consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under generally accepted accounting principles in the United States of America. The accompanying interim consolidated financial statements should be read in conjunction with the Company’s September 30, 2006 audited consolidated financial statements. Operating results for the period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

Note 2	Nature and Continuance of Operations

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $34,146,185 since its inception, has a working capital deficiency of $2,727,957 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2007
(Stated in US Dollars) – Page 2
(Unaudited)

Note 3	Investments

i)	UFI Tec GmbH

By an agreement dated November 30, 2004 and effective December 10, 2004, the Company acquired a 33% interest in UFI-Tech GmbH (“UFI”), a German limited company, for consideration of EUR 25,565 (US $32,476). During the year ended September 30, 2005, the Company wrote down the $32,476 investment and related loans receivable of $67,227 to their net realizable value of $1. During the year ended September 30, 2006, the Company sold 13.1% of their 33% interest (19.9% interest remains) for proceeds of EUR 10,072 (US $12,237) and wrote down an additional loan receivable of $66,094 to its net realizable value of $1. During the nine months ended June 30, 2007, the Company wrote down the loan receivable to $Nil.

ii)

By an agreement dated February 18, 2006, the Company acquired a 51% interest in TMR GmbH (“TMR”), a German limited company, in consideration of EUR 12,750 (US $15,999). TMR is involved in the development, installation, distribution and management of renewable resources. At the date of acquisition, TMR had no business, assets or liabilities. During the year ended September 30, 2006, the Company wrote down its investment by EUR 12,749 (US $15,674) to $1. During the nine months ended June 30, 2007, the Company disposed of its interest in TMR for $1.

Note 4	Related Party Transactions – Note 7

The Company incurred the following amounts charged by directors of the Company, the brother of a director of the Company and a law firm of which a former director of the Company is a partner:

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006

Development costs	$40,422	$85,040	$167,732	$492,827
Legal fees	-	-	-	56,947
Management fees	117,244	123,043	363,182	640,939
Travel	6,739	1,819	38,955	5,456

	$164,405	$209,902	$569,869	$1,196,169

Accounts receivable – other includes $20,210 related to an advance to a former officer of the Company.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2007
(Stated in US Dollars) – Page 3
(Unaudited)

Note 4	Related Party Transactions – Note 7 – (cont’d)

Included in accounts payable and accrued liabilities is $109,549 (September 30, 2006: $79,358) due to directors and officers of the Company and a former director of the Company. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Included in loans payable is $Nil (September 30, 2006: $1,441,507) due to a law firm of which a former director of the Company is a partner. During the nine months ended June 30, 2007, the loan was forgiven and recorded as additional paid-in capital.

Note 5	Loans Payable

Of the total loans outstanding at June 30, 2007, $201,246 (September 30, 2006: $883,822) bear interest at 7.5% per annum, are secured by the accounts receivable of the Company’s subsidiary (“GmbH”) and were repayable on or before December 31, 2006, $Nil (September 30, 2006: $743,675) are non-interest bearing, secured by accounts receivable of the GmbH and were repayable on or before December 31, 2006, $2,694,691 (September 30, 2006: $634,276) are non-interest bearing, unsecured and due on demand, and $124,786 (September 30, 2006: $115,326) of loans payable bear interest of 7.5% per annum, are unsecured and were repayable on or before December 31, 2006. The loans due on or before December 31, 2006 were not repaid and are consequently in default. The company has imputed interest on the non-interest bearing loans for a total of $50,000 and $124,000 during the three and nine months ended June 30, 2007, respectively. During the nine months ended June 30, 2007, loans totaling $1,545,383 were forgiven and recorded as additional paid-in capital.

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
June 30, 2007
(Stated in US Dollars) – Page 4
(Unaudited)

Note 6	Capital Stock – (cont’d)

Commitments: – (cont’d)

Share Purchase Options – (cont’d)

A summary of the stock options outstanding as at June 30, 2007 and changes during the period is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at September 30, 2006	7,535,000	$1.70
Cancelled	(7,157,000)	$1.70
Granted	7,500,000	$0.33

Options outstanding at June 30, 2007	7,878,000	$0.30

Options exercisable at June 30, 2007	3,940,500

A summary of stock options outstanding at June 30, 2007, is as follows:

	Exercise
Number	Price	Expiry Date

562,500	$0.40	April 1, 2009
3,000,000	$0.23	June 7, 2009
562,500	$0.40	July 1, 2009
562,500	$0.40	October 1, 2009
378,000	$1.70	October 15, 2009
562,500	$0.40	January 1, 2010
562,500	$0.40	April 1, 2010
562,500	$0.40	July 1, 2010
562,500	$0.40	October 1, 2010
562,500	$0.40	January 1, 2011

7,878,000

The Company used the Black-Scholes option valuation model to compute the estimated fair value at each of the grant dates.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2007
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

On December 21, 2006 the Company used the Black-Scholes option valuation model to compute estimated fair value of options granted on that date, based on the following assumptions:

Risk-free interest rate	4.84%
Dividend yield rate	0.00%
Price volatility	159.23%
Weighted average expected life of options	2.03 years
Weighted average fair value	$0.36

On June 7, 2007 the Company used the Black-Scholes option valuation model to compute estimated fair value of options granted on that date, based on the following assumptions:

Risk-free interest rate	5.03%
Dividend yield rate	0.00%
Price volatility	154.30%
Weighted average expected life of options	2.00 years
Weighted average fair value	$0.23

The Company recognized stock-based compensation of $1,026,623 and $1,599,039 during the three months and nine months ended June 30, 2007, respectively.

The volatility is based on the Company’s historical share price.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2007
(Stated in US Dollars) – Page 6
(Unaudited)

Note 6	Capital Stock – (cont’d)

Commitments – (cont’d)

Share Purchase Warrants

A summary of share purchase warrants outstanding as at June 30, 2007 and changes during the period is presented below

		Weighted
		Average
		Exercise
	Number	Price

Warrants outstanding at September 30, 2006	2,823,001	$1.37
Expired	(416,666)	$2.40

Warrants outstanding at June 30, 2007	2,406,335	$1.20

As at June 30, 2007, a total of 2,406,335 share purchase warrants exercisable into 2,406,335 common shares were outstanding as follows:

Number	Exercise Price	Expiry Date
1,160,960	$1.30	February 10, 2008
1,245,375	$1.10	June 08, 2008
2,406,335

Note 7	Commitments – Note 6

i)	Lease Contracts

By four lease agreements dated September 30, 2004 and effective October 1, 2004, the Company entered into four lease contracts for the Company’s corporate head office. The leases require total payments of EUR 6,690 (US $9,014) per month. Two of the leases were effective until May 31, 2007 and the other two are effective until December 31, 2007. During the six months ended March 31, 2007, several contracts were cancelled effective June 30, 2007. The Company continues to rent the premises on a month-to- month basis. The remaining lease agreement requires total payments of EUR 680 (US $916) per month. The lease will be automatically extended every year unless cancelled with six months advance notice.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2007
(Stated in US Dollars) – Page 7
(Unaudited)

Note 7	Commitments – Note 6 – (cont’d)

i)	Lease Contracts

Minimum future lease payments
September 30, 2007	$2,749
2008	10,994
$13,743

ii)	Management/Consulting Contracts

a)

By a management consulting contract dated September 30, 2004 and effective October 1, 2004, the Company’s subsidiary (“GmbH”) agreed to pay EUR 15,000 (US $20,210) per month to a managing director of GmbH for development, production and quality assurance services. The managing director of GmbH is also a director of the Company. This contract is for an unlimited term but may be terminated by either party with six months advance notice.

b)

By a consulting agreement dated October 1, 2004, the Company agreed to pay $2,000 per month to a consultant of the Company. The agreement is effective for a term of 5 years. The Company granted 500,000 stock options upon signing of the agreement of which 122,000 have been exercised to date. The exercise price of the stock options is $1.70 per common share and expires on October 15, 2009.

c)

By a management consulting contract dated and effective October 1, 2004, the GmbH agreed to pay EUR 5,000 (US $6,737) per month for marketing and business development services. Effective October 1, 2005, the contract was amended to increase the payment to EUR 7,500 (US $10,105) per month. Effective October 1, 2006, the contract was amended to EUR 15,000 (US $20,210) per month for October, November and December, 2006. By an agreement dated November 1, 2006 and effective January 11, 2007, the Company agreed to the payment of EUR 2,000 (US $2,695) per month until December 31, 2007 and a 5% commission of gross sales to third parties which occurs as a result of the consultant’s work. The contract automatically renews for one year if not terminated at the end of a year by giving six months advance notice.

d)

By a management consulting contract dated and effective January 1, 2005, the GmbH agreed to pay EUR 5,520 (US $7,437) per month for marketing, sales and distribution services. By an agreement dated November 10, 2006 and effective January 1, 2007, the contract was amended to decrease the payment to EUR 3,750 (US $5,053) per month with additional payments of EUR 10,000 (US $13,473) and EUR 5,000 (US $6,737) in November and December 2006 respectively. The contract ends on December 31, 2007 and may be terminated by either party with three months advance notice.

Aqua Society, Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2007
(Stated in US Dollars) – Page 8
(Unaudited)

Note 7	Commitments – Note 6 – (cont’d)

ii)	Management/Consulting Contracts

e)

By a management consulting agreement dated August 1, 2005, GmbH agreed to pay EUR 3,900 (US $5,255) per month for administration services for the research and development department. The contract is for an unlimited term and may be terminated by either party by giving six months advance notice.

f)

By a management consulting contract dated December 12, 2005 and effective January 1, 2006, GmbH agreed to pay EUR 20,000 (US $26,947) per month to March 31, 2006 and EUR 25,000 (US $33,684) per month to December 31, 2006 for technical services. Effective September 18, 2006, the contract was amended and the payment was decreased to EUR 10,000 (US$ 13,473) per month and extended to June 30, 2007. The management consulting contract is with a company owned by a director of the Company.

g)

By a management consulting contract dated November 10, 2004, GmbH agreed to pay EUR 500 (US $674) per press release to a former director of the Company. This contract is for an unlimited term but may be terminated by either party with one month advance notice.

h)

By management consulting agreements dated December 28, 2006, the Company agreed to pay directors and officers of the Company a total of EUR 56,000 (US $75,452) for the period October 1, 2006 to December 31, 2006 and EUR 14,000 (US $18,863) per month for the period January 1, 2007 to September 30, 2007. The contract is for an unlimited term but may be terminated by either party with three months advance notice.

Note 8	Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the nine months ended June 30, 2007, the loans payable were reduced by $1,545,383 with respect to the forgiveness of a loan.

This transaction has been excluded from the statements of cash flows.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “the Company” and “Aqua Society” mean Aqua Society, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine month period ended June 30, 2007 and changes in our financial condition from September 30, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended September 30, 2006.

Recent Corporation Developments

The following significant corporate developments have occurred since the end of our March 31, 2007 fiscal quarter:

1.

In May, 2007, the Ministry of Innovation, Science, Research and Technology of North Rhine- Westphalia, provided us with a grant in the amount of EUR 226,759 (approximately $302,383). This grant was provided for the purpose of assisting us in the development of our EnergyMission/Yellow Box technology. We will receive the grant in three installments. Receipt of the first installment has been delayed; however, we expect to receive this within the next month. Subsequent installments will be received in the following months upon our providing the Ministry with proof of the work performed.

2.

On June 7, 2007, our Board of Directors approved the grant of an aggregate of 3,000,000 options to purchase our common stock to certain of our executive officers and directors. The options are fully vested and exercisable at a price of $0.23 per share for a term of two years expiring on June 7, 2009. The options were granted pursuant to our 2006 Stock Incentive Plan.

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

(a)

We have completed the construction of a prototype EnergyMission/Yellow Box unit that we will use for marketing and demonstration purposes, as well as for ongoing research and development. The prototype unit will be used by us to demonstrate the effectiveness of our technology to trade media and industry representatives on an ongoing basis.

(b)

We are also in the process of setting up a wholly owned subsidiary in the Netherlands (the “Dutch Subsidiary”), through which we will seek to promote all of our products in the “Benelux” countries (Belgium, the Netherlands and Luxemburg). In addition, we intend to use the Dutch Subsidiary to establish an additional production facility to be located in the Netherlands. This production facility is expected to enable us to significantly expand our production capabilities from the limited facilities located in Herten, Germany. The Dutch Subsidiary is expected to be based in Zevenaar, near Arnhem, in the east of the Netherlands.

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

We are currently building a new state-of-the art demonstration model designed specifically for use in the Middle East.

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

We have constructed a high-tech “climate room” that will allow us to simulate the world’s various humidity and temperature zones. This “climate room” will assist us in optimizing our AquaMission unit for different geographic locations and for different market applications.

We anticipate spending approximately $1,000,000 in pursuing our plan of operation over the next twelve months. As of June 30, 2007, the date of our most recently available financial statements, we had a working capital deficit of $2,727,957. As such, we do not have sufficient working capital to meet our expected needs over the next twelve months. Although we have been earning revenues since 2005, we have not yet earned a net profit and we do not expect to achieve profitability in the near future as we expect to continue to incur substantial product development, marketing and operating expenses. We are likely to continue to need substantial additional financing in order to implement our plan of operation. Our management expects that any additional financing that we obtain will likely be in the form of equity financing.

Our actual expenditures and business plan may differ from the one stated above. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended June 30			Nine Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$32,180	$273,301	(88.2)%	$127,524	$2,079,370	(93.9)%
Cost of Goods Sold	(25,964)	(339,480)	(92.4)%	(84,597)	(1,670,888)	(94.9)%
General and	(1,565,985)	(1,504,279)	4.1%	(3,809,956)	(4,183,713)	(8.9)%
Administrative Expenses
Other Items	(2)	(652)	(99.7)%	(1,153)	(67,254)	(98.3)%
Net Loss	$(1,559,771)	$(1,571,110)	(0.7)%	$(3,768,182)	$(3,842,485)	(1.9)%

Revenues

Revenues earned by us during the three and nine month periods ended June 30, 2007 and 2006 were from HVAC&R and energy optimization consulting services provided by us, and from equipment sales made in connection with the provision of those services. However, we do not have a long-term history of earning revenues and, as a result, are unable to accurately forecast future revenues. Readers are cautioned that our past operating results may not be indicative of future performance.

During the fiscal quarter ended June 30, 2007, our revenue decreased by 88.2% as compared to the same period ended in 2006. Since their appointment in October, 2006, our management has been conducting a company wide review of our operations. During this period, we have scaled back our HVAC&R and energy optimizing consulting activities. As a result, our revenues have decreased substantially.

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

Cost of Goods Sold

Cost of goods sold represents the costs of HVAC&R and energy optimization consulting services provided by us during the period and the cost of equipment sold in connection with the provision of those services. As stated above, we have scaled back our HVAC&R and energy optimizing consulting activities. As a result, our cost of goods sold for the fiscal period ended June 30, 2007 decreased proportionately.

General and Administrative Expenses

Our general and administrative expenses for the quarterly period ended June 30, 2007 consisted of the following:

	Third Quarter Ended June 30			Nine Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Accounting and audit fees	$59,842	$94,555	(36.7)%	$189,281	$226,546	(16.4)%
Advertising and promotion	7,076	435,912	(98.4)%	49,001	540,848	(90.9)%
Amortization	6,415	25,956	(75.3)%	18,879	43,803	(56.9)%
Bad debts	-	635	(100.0)%	60,931	60,342	1.0%
Bank charges and interest	203	160	26.9%	540	653	(17.3)%
Consulting fees	18,255	14,451	26.3%	66,282	260,403	(74.5)%
Development costs	53,721	435,811	(87.7)%	441,892	1,328,525	(66.7)%
Filing fees	751	1,061	(29.2)%	3,038	3,028	0.3%
Interest expense	50,000	19,292	159.2%	159,507	118,642	34.4%
Legal fees	16,872	21,573	(21.8)%	216,617	120,239	80.2%
Management fees	117,244	123,043	(4.7)%	363,182	640,939	(43.3)%
Office and miscellaneous	32,222	71,491	(54.9)%	75,831	198,699	(61.8)%
Rent	25,345	36,735	(31.0)%	84,296	102,097	(17.4)%
Salaries and benefits	116,228	164,160	(29.2)%	389,822	377,616	3.2%
Stock-based	1,026,623	--	n/a	1,599,039	--	n/a
compensation
Transfer agent	275	301	(8.6)%	1,375	1,486	(7.5)%
Travel	34,913	59,143	(41.0)%	90,443	159,847	(43.4)%
Total General and	$1,565,985	$1,504,279	4.1%	$3,809,956	$4,183,713	(8.9)%
Administrative Expenses

The largest component in our general and administrative expenses for the three and nine month periods ended June 30, 2007 was stock-based compensation. Stock-based compensation represents the amounts recorded in respect of stock options granted to our officers and directors on December 21, 2006 and June 7, 2007. Not including stock-based compensation, our general and administrative expenses decreased by $964,917 (or 64.1%) and by 1,972,796 (or 47.2%) during the three and nine month periods ended June 30, 2007, respectively.

These decreases in our general and administrative expenses were primarily generated as a result of the efforts of our current management to streamline our operations. During the next few months, we expect that our general and administrative expenses will continue to fluctuate somewhat as we continue to review and overhaul our current operations.

Management fees decreased by $277,757, or 43.3%, during the nine months ended June 30, 2007, primarily because of the termination of a management services contract under which we had been obligated to pay management fees of EUR 20,000 per month to a law firm of which a former officer and director is a partner. Also, during last the six months, we scaled back some of our product development and advertising activities as our management conducted a company wide assessment of our operations. As a result, development costs, and consulting fees associated with our development activities, also decreased significantly.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At	At	Percentage
	June 30, 2007	September 30, 2006	Increase / (Decrease)
Current Assets	$630,438	$854,960	(26.3)%
Current Liabilities	(3,358,395)	(2,914,370)	15.2%
Working Capital Deficit	$(2,727,957)	$(2,059,410)	32.5%

During the period, a loan of approximately $1,545,383 payable to a law firm of which one of our former officers and directors is a partner, was waived by the creditor and transferred to contributed surplus.

Cash Flows
	Nine Months Ended June 30
	2007	2006
Cash Flows used in Operating Activities	$(1,977,124)	$(3,113,656)
Cash Flows used in Investing Activities	(6,504)	(78,818)
Cash Flows from Financing Activities	2,038,681	2,554,689
Effects of Foreign Exchange Rates	(49,329)	9,170
Net Increase (Decrease) in Cash During Period	$5,724	$(628,615)

Our sole source of financing during the nine months ended June 30, 2007 came in the form of loans payable. The amounts obtained as a result of these loans are unsecured, non-interest bearing and payable upon demand.

Total loans payable at June 30, 2007 consist of the following amounts:

(a)	$201,246, bearing interest at a rate of 7.5% per annum, secured by accounts receivable of the Company’s subsidiary, Aqua GmbH, and repayable on or before December 31, 2006;

(b)	$124,786, bearing interest a rate of 7.5% per annum, unsecured and payable on or before December 31, 2006; and

(c)	$2,694,691, non-interest bearing, unsecured and due on demand.

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

As at June 30, 2007 we had cash in the amount of $193,156 and a working capital deficit of $2,727,957. We anticipate spending approximately $1,000,000 over the next twelve months in pursuing our plan of operation. We will require substantial additional financing in the next few months in order to pursue our current plan of operation.

We earned revenues of $32,180 during the fiscal quarter ended June 30, 2007; however, we have not yet achieved profitability. Our management is currently in the process of reviewing and restructuring our operations. As a result, past results may not be indicative of future performance. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

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

In January, 2007, our Board of Directors approved a private placement offering of 7,500,000 units at a price of $0.30 per unit. This private placement offering did not complete and our Board of Directors have cancelled this offering.

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

At June 30, 2007, we had loans payable totaling $3,020,723. Of this amount, $326,032 was due on December 31, 2006, and has not been repaid or otherwise settled. As a result, we are currently in default of our obligations under those loans. We are currently in the process of negotiating alternative arrangements for the settlement or extension of those loans; however, there are no assurances that those negotiations will be successful. If we are not successful in negotiating alternative arrangements to settle or extend those loans, we will need to obtain additional financing in order to repay the amounts owing.

We do not currently have any financing arrangements in place, and there is no assurance that we will be able to obtain sufficient financing.

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

If We Are Late In Filing Any Of Our Annual Or Quarterly Reports During The Next Two Years, Our Common Stock May Become Ineligible For Quotation On The OTC Bulletin Board, Which Would Negatively Affect The Market For Our Shares And Our Ability To Obtain Additional Financing

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State effective December 27, 2004.(5)
3.2	Bylaws, effective March 2, 2000.(1)
10.1	Share Purchase Agreement between Water-Capital-Holding Ltd., V G Tech, Inc., Aqua Society GmbH and Steve Livingston, dated for reference September 3, 2004.(2)
10.2	Agreement and Deed of Transfer between Water-Capital-Holding Ltd. and V G Tech, Inc. dated for reference September 22, 2004.(3)
10.3	Certified Translation of a Notarial Deed executed by Uwe Diestel and Aqua Society GmbH dated November 30, 2004 regarding the purchase and sale of an interest in UFI-TEC GmbH.(5)
10.4	2004 Stock Incentive Plan.(4)
10.5	Marketing & Promotion Agreement between Aqua Society GmbH, Sesam Business Consultancy and Moosa Abu Aisha.(6)
10.6	Management Consulting Contract between Aqua Society GmbH and Stamm & Lang Rechtsanwelte, executed December 13, 2004.(7)
10.7	Supplementary Agreement between Aqua Society GmbH and Stamm & Lang Rechtsanwelte, dated September 30, 2005.(8)
10.8	Sales Agency Agreement between Aqua Society GmbH and Technical Supplies Center, Ltd. dated September 5, 2005. (7)

Exhibit
Number	Description of Exhibit
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

10.11	2006 Stock Option Plan.(10)
10.12	Non-Qualified Stock Option Agreement between Aqua Society, Inc. and Robert Terberg dated effective as of December 21, 2006.(10)
10.13	Non-Qualified Stock Option Agreement between Aqua Society, Inc. and Hugo van der Zee dated effective as of December 21, 2006.(10)
10.14	Management Consulting Services Agreement between Aqua Society, Inc. and Robert Terberg dated effective as of December 28, 2006.(11)
10.15	Management Consulting Services Agreement between Aqua Society, Inc. and Hugo van der Zee dated effective as of December 28, 2006.(11)
10.16	Technical Consulting Agreement between Aqua Society GmbH and Dr. Oser Partner in Technik.(12)
10.17	Non-Qualified Stock Option Agreement between Aqua Society, Inc. and Robert Terberg dated effective as of June 7, 2007.(13)
10.18	Non-Qualified Stock Option Agreement between Aqua Society, Inc. and Hugo van der Zee dated effective as of June 7, 2007.(13)
14.1	Code of Ethics.(5)
21.1	List of Subsidiaries.(11)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on January 29, 2003, as amended.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2004.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 28, 2004.
(4)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on January 12, 2005.
(5)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on January 20, 2005.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on August 23, 2005.
(7)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on January 18, 2006.
(8)	Filed as an exhibit to our Amended Annual Report on Form 10-KSB filed with the SEC on February 3, 2006.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 6, 2006.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 29, 2006.
(11)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on January 16, 2007.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on February 20, 2007.
(13)	Files as an exhibit to our Current Report on Form 8-K filed with the SEC on June 13, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA SOCIETY, INC.

Date: August 20, 2007	By:	/s/ Robert Terberg

ROBERT TERBERG
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)